Form 10-Q
period 2025-03-31
Perimeter Acquisition Corp. I
filed 2025-06-23
CIK 2061473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number: 001-42642

Perimeter Acquisition Corp. I

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1843886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6060 N. Central Express Way, Suite 500 Dallas, Texas	75204
(Address of principal executive offices)	(Zip Code)

(512) 200-2533

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	PMTRU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	PMTR	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PMTRW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 18, 2025, there were 24,788,000 Class A Ordinary Shares, $0.0001 par value and 6,037,500 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

PERIMETER ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PERIMETER ACQUISITION CORP. I

CONDENSED BALANCE SHEET

MARCH 31, 2025

(UNAUDITED)

Assets
Current assets
Prepaid expenses	$7,792
Total current assets	7,792
Deferred offering costs	402,557
Total Assets	$410,349

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$296,420
Accrued expenses	2,454
Promissory note - related party	132,570
Total Current Liabilities	431,444

Commitments and Contingencies (Note 5)

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,037,500 shares issued and outstanding (1)(2)	604
Additional paid-in capital	24,396
Accumulated deficit	(46,095)
Total Shareholders’ Deficit	(21,095)
Total Liabilities and Shareholders’ Deficit	$410,349

(1)	On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share and per share data is retroactively presented (see Note 4 and Note 8).
(2)	Includes up to 787,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 6, 2025 (INCEPTION) THROUGH MARCH 31, 2025

(UNAUDITED)

Formation, general and administrative expenses	$46,095
Loss from operations	(46,095)

Net loss	$(46,095)

Basic and diluted weighted average Class B ordinary shares outstanding (1) (2)	5,250,000

Basic and diluted net loss per Class B ordinary share	$(0.01)

(1)	On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share and per share data is retroactively presented (see Note 4 and Note 8).
(2)	Excludes up to 787,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 6, 2025 (INCEPTION) THROUGH MARCH 31, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 6, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	6,037,500	604	24,396	—	25,000

Net loss	—	—	—	—	—	(46,095)	(46,095)

Balance – March 31, 2025	—	$—	6,037,500	$604	$24,396	$(46,095)	$(21,095)

(1)	On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share and per share data is retroactively presented (see Note 4 and Note 8).
(2)	Includes up to 787,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 6, 2025 (INCEPTION) THROUGH MARCH 31, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(46,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	36,219
Payment of formation costs through issuance of Founder Shares	7,422
Changes in operating assets and liabilities:
Accrued expenses	2,454
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$296,420
Deferred offering costs paid through promissory note - related party	$88,559
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$17,578
Prepaid services contributed by sponsor through promissory note – related party	$7,792

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Perimeter Acquisition Corp. I (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from March 6, 2025 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 12, 2025. On May 14, 2025, the Company consummated the Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at $10.00 per Unit, generating gross proceeds of $241,500,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 638,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Perimeter Acquisition Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,380,000. Each Private Placement Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $13,995,620, consisting of $4,347,000 of cash underwriting fee (net of $483,000 underwriters’ reimbursement), $8,452,500 of deferred underwriting fee, and $1,196,120 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination (less deferred underwriting commissions). There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding any deferred underwriting fees and taxes payable on the income earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering, on May 14, 2025, an amount of $241,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds are initially to be held in cash, including in demand deposit accounts at a bank, or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide the holders (the “Public Shareholders”) of Public Units, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially valued at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (as defined below). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Upon the public announcement of the initial Business Combination, if the Company elects to conduct redemptions pursuant to the tender offer rules, the Company and the Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase the Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the event the Company conducts redemptions pursuant to the tender offer rules, the offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and the Company will not be permitted to complete the initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares the Company is permitted to redeem. If public shareholders tender more shares than the Company has offered to purchase, the Company will withdraw the tender offer and not complete such initial Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares issued in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”) or (b) with respect to any other material provisions relating to (x) the rights of Public Shareholders or (y) pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in connection with the implementation of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less Permitted Withdrawals), divided by the number of the then-outstanding Public Shares.

If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of other applicable law.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares (as defined in Note 4) and private placement shares included in the Private Placement Units held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company have entered into a written letter of intent, confidentially or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Sponsor has not made reserves for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Sponsor may not be able to satisfy those obligations. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 14, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2025. The interim results for the period from March 6, 2025 (inception) through March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). As of March 31, 2025, the Company had no cash and a working capital deficit of $423,652.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 2014-15, “Presentation of Financial Statements - Going Concern,” due to the proceeds held outside of Trust Account generated from the consummation of the Initial Public Offering on May 14, 2025, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has access to funds from the Sponsor to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of March 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 787,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 4). As of March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering Units and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on March 6, 2025, date of incorporation.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on May 14, 2025, the Company sold 24,150,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-half of one redeemable Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On March 7, 2025, the Sponsor paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 4,312,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share amounts have been retroactively restated to reflect these adjustments. The Sponsor has agreed to forfeit up to 787,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Units and assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering) after the Initial Public Offering. On May 14, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 787,500 Founder Shares are no longer subject to forfeiture. The Sponsor is holding 5,911,500 Founder Shares, after giving effect to the Founder Share transfers described below.

On March 17, 2025, the Sponsor transferred a total of 126,000 Founder Shares to the four independent director nominees for an aggregate consideration of $0.004 per share, or an aggregate total amount of $540. The Founder Shares will automatically be forfeited and be returned to the Sponsor if the holder of such Founder Shares is not a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering. The transfer of the Founder Shares to the independent director nominees are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 126,000 Founder Shares granted to the Company’s independent director nominees on March 17, 2025 was $124,740 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., to be a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering). Thus, the fair value of $124,740 was recorded as compensation expense on May 14, 2025, the date of the Company’s Initial Public Offering. The fair value of the Founder Shares was derived through a third party valuation in which the stock price of $9.93 was determined using a Monte Carlo simulation as of the expected IPO date, along with a risk free rate of 4.28% and a market adjustment of 10%. As of March 31, 2025, no compensation expense is recorded.

Subject to limited exceptions, the initial shareholders will agree not to transfer, assign or sell any Founder Shares until the earlier to occur of: (A) 180 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 638,000 Private Placement Units, at a price of $10.00 per Private Placement Unit in a private placement. Such Private Placement Units are identical to the Units sold in the Initial Public Offering. If the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering, any proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Holders of the Private Placement Units have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares included in any Private Placement Units and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the effectiveness of, following a shareholder vote to approve, an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of this offering or (B) with respect to any other material provisions relating to (x) the rights of holders of the Class A ordinary shares or (y) pre-initial Business Combination activity. The Private Placement Units (including any private placement shares or Private Placement Warrants included in such Private Placement Units) will not be transferable or salable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private Placement Units will be added to the proceeds from the Initial Public Offering to be held in the Trust Account.

Related Party Loans

On March 7, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025 or the completion of the Initial Public Offering. As of March 31, 2025, the Company had $132,570 outstanding borrowings under the Note. On May 14, 2025, the Company repaid the total outstanding balance of the Note amounting to $300,000 (see Note 8). Borrowings under the Note are no longer available.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of March 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on May 12, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $10,000 per month for office space, secretarial and administrative services. As of March 31, 2025, no amounts were incurred under this agreement.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The initial shareholders, as the holders of the Founder Shares and Private Placement Units, including from time to time the public shares, Private Placement Units that may be issued upon conversion of Working Capital Loans, any private placement shares or Private Placement Warrants included in the Private Placement Units, any Class A ordinary shares issuable upon conversion of Founder Shares or upon exercise of warrants they may hold or acquire, and any warrants, including Private Placement Warrants, that they may hold or acquire, will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed in connection with the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,150,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 14, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,150,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to an underwriting discount of $0.20 per Public Share, or $4,830,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. The underwriters paid the Company an aggregate amount of $483,000 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering. In addition, the underwriters were entitled to a deferred underwriting commissions of $0.35 per Public Share, or $8,452,500 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Capital Markets Advisory Services

In connection with the closing of the Company’s Initial Public Offering, the Company paid Gamma Securities LLC, an affiliate of Gamma International Bank, Inc., an aggregate amount of $483,000 for capital markets consulting and advisory services.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2025, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2025, there were 6,037,500 Class B ordinary shares issued and outstanding. Up to 787,500 Class B ordinary shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

Except as described below, ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless otherwise specified in the amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of at least a simple majority of the holders of the issued ordinary shares as, being entitled to do so, vote in person or by proxy and entitled at a general meeting of the Company is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds of the votes of the holders of the issued ordinary shares, being entitled to do so, vote in person or, by proxy at the applicable general meeting of the Company (and where a poll is taken, regard shall be had in computing a majority to the number of votes to which each holder is entitled), and pursuant to the amended and restated memorandum and articles of association; such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for terms of three years with only one class of directors being elected in each year. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares entitled to vote and voted for the election of directors can elect all of the directors. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefore. Prior to the initial Business Combination, only holders of the founder shares will have the right to vote on the appointment and removal of directors. Holders of the public shares will not be entitled to vote on the appointment and removal of directors during such time. Incumbent directors shall also have the ability to appoint additional directors or to appoint replacement directors in the event of a casual vacancy in accordance with the amended and restated memorandum and articles of association. Further, prior to the closing of the Company’s initial Business Combination, only holders of the Company’s Class B ordinary shares will be entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, the initial shareholders will be able to approve any such proposal without the vote of any other shareholder. The provisions of the amended and restated memorandum and articles of association governing the appointment and removal of directors prior to the initial Business Combination and the continuation in a jurisdiction outside the Cayman Islands prior to the Company’s initial Business Combination may only be amended by a special resolution passed by a majority of not less than ninety percent (90%) of holders of the outstanding ordinary shares.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the Founder Shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one basis or will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination. If additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Company’s initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares at the time of the closing of an initial Business Combination will equal, in the aggregate, twenty per cent (20%) of the sum of: (a) the total number of Class A ordinary shares in issue upon completion of the Company’s Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding any Class A ordinary shares underlying the private placement warrants issued to the Sponsor); plus (b) all Class A ordinary shares and equity-linked securities issued or deemed issued related to or in connection with the closing of the Company’s initial Business Combination, excluding any ordinary shares or equity-linked securities issued, or to be issued, to any seller in the Company’s initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or an affiliate of the Sponsor or to the Company’s officers and directors upon the conversion of working capital loans made to the Company; minus (c) the number of public shares redeemed in connection with the Company’s initial Business Combination. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Warrants — As of March 31, 2025, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “— Redemption of warrants when the price per class A ordinary share equals or exceeds $18.00” below.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) the Private Placement Warrants will be non-redeemable and (iii) the Private Placement Warrants will be exercisable on a cashless basis and have certain registration rights.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the 30-day redemption period; and
●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

In no event will the Company be required to net cash settle any warrant. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 7. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the period from March 6, 2025 (inception) through March 31, 2025
Formation, general and administrative expenses	$46,095

General and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Public Offering and eventually a Business Combination within the Completion Window. The CODM also reviews general and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to June 23, 2025, the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share and per share data is retroactively presented. Up to 787,500 Class B ordinary shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

On May 14, 2025, the Company consummated the Initial Public Offering of 24,150,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at $10.00 per Unit, generating gross proceeds of $241,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 638,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $6,380,000.

On May 14, 2025, in connection with the closing of the Initial Public Offering, the underwriters were paid a cash underwriting discount of $4,830,000, or $0.20 per Public Share. The underwriters paid the Company an aggregate amount of $483,000 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering. In addition, the underwriters were entitled to a deferred underwriting commissions of $0.35 per Public Share, or $8,452,500 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On May 14, 2025, the Company repaid the total outstanding balance of the Note amounting to $300,000. Borrowings under the Note are no longer available.

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial Business Combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Perimeter Acquisition Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Perimeter Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on March 6, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 6, 2025 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 6, 2025 (inception) through March 31, 2025, we had a net loss $46,095, which consisted of formation, general and administrative expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor, which was repaid at the closing of the Initial Public Offering.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on May 14, 2025, the Company consummated the Initial Public Offering of 24,150,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at $10.00 per Unit, generating gross proceeds of $241,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 638,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $6,380,000.

Following the closing of the Initial Public Offering and the Private Placement, a total of $241,500,000 was placed in the Trust Account. We incurred $13,995,620, consisting of $4,347,000 of cash underwriting fee (net of $483,000 underwriters’ reimbursement), $8,452,500 of deferred underwriting fee, and $1,196,120 of other offering costs.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account, in the cash operating account amounting to $630,128. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor $10,000 per month for office space, secretarial and administrative services. We began incurring these fees on May 12, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters were entitled to a deferred underwriting commissions of $0.35 per Public Share, or $8,452,500 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, subsequent to the quarterly period covered by this Report, on May 14, 2025, the Company consummated the Initial Public Offering of 24,150,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at $10.00 per Unit, generating gross proceeds of $241,500,000. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-285974). The SEC declared the registration statement effective on May 12, 2025.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 638,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $6,380,000.

Use of Proceeds

Following the closing of our Initial Public Offering on May 14, 2025, a total of $241,500,000 (which amount includes $8,452,500 of the Deferred Fee) was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Transaction costs amounted to $13,995,620, consisting of $4,347,000 of cash underwriting fee, $8,452,500 of deferred underwriting fee, and $ of other offering costs.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account, in the cash operating account amounting to $630,128. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the Registration Statement. The specific investments in our Trust Account may change from time to time.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial business combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00.

A copy of the Working Capital Note is attached as Exhibit 10.1 to this quarterly report on Form 10-Q and is incorporated herein by reference. The disclosure set forth in this Item 5 is intended to be a summary only and is qualified in its entirety by reference to the Working Capital Note.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Promissory Note, dated as of June 23, 2025, issued to Gamma Securities LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERIMETER ACQUISITION CORP. I

Date: June 23, 2025	By:	/s/ Jordan Blashek
	Name:	Jordan Blashek
	Title:	Executive Chairman
(Principal Executive Officer)

Date: June 23, 2025	By:	/s/ Josef Valdman
	Name:	Josef Valdman
	Title:	Chief Executive Officer and President
(Principal Financial Officer and Principal Accounting Officer)

