Form 10-Q
period 2025-06-30
Perimeter Acquisition Corp. I
filed 2025-08-13
CIK 2061473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 13, 2025, there were 24,788,000 Class A Ordinary Shares, $0.0001 par value and 6,037,500 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

PERIMETER ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheet as of June 30, 2025 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended June 30, 2025 and for the period from March 6, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2025 and for the period from March 6, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the period from March 6, 2025 (Inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Part III. Signatures	20

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PERIMETER ACQUISITION CORP. I

CONDENSED BALANCE SHEET

JUNE 30, 2025

(UNAUDITED)

Assets:
Current assets
Cash	$1,055,120
Prepaid expenses	118,111
Total current assets	1,173,231
Long-term prepaid insurance	79,136
Cash held in Trust Account	242,796,308
Total Assets	$244,048,675

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$100,353
Accrued expenses	142,379
Due to Sponsor	7,928
Total current liabilities	250,660
Convertible note - related party	483,000
Deferred underwriting fee	8,452,500
Total Liabilities	9,186,160

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 24,150,000 shares at redemption value of $10.05 per share	242,796,308

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 638,000 shares issued and outstanding (excluding 24,150,000 shares subject to possible redemption)	64
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,037,500 shares issued and outstanding	604
Additional paid-in capital	—
Accumulated deficit	(7,934,461)
Total Shareholders’ Deficit	(7,933,793)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$244,048,675

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2025	For the Period from March 6, 2025 (inception) through June 30, 2025
Formation and operating costs	$297,078	$343,173
Loss from operations	(297,078)	(343,173)

OTHER INCOME
Compensation expense	(124,740)	(124,740)
Income earned on marketable securities held in Trust Account	1,296,308	1,296,308
Total other income, net	1,171,568	1,171,568

NET INCOME	$874,490	$828,395

Basic and diluted weighted average Class A ordinary shares outstanding	12,944,844	10,043,414
Basic and diluted net income per Class A ordinary share	$0.05	$0.05
Basic and diluted weighted average Class B ordinary shares outstanding (1) (2)	5,661,250	5,523,815
Basic and diluted net income per Class B ordinary share	$0.05	$0.05

(1)	On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share and per share data is retroactively presented (see Note 4 and Note 6).
(2)	On May, 14, 2025, the underwriters exercised their over-allotment in full as part of the closing of the Initial Public Offering. As such, the 787,500 Founder Shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND

FOR THE PERIOD FROM MARCH 6, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 6, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	6,037,500	604	24,396	—	25,000

Net loss	—	—	—	—	—	(46,095)	(46,095)

Balance – March 31, 2025	—	$—	6,037,500	$604	$24,396	$(46,095)	$(21,095)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,295,814)	(8,762,856)	(17,058,670)

Sale of 638,000 Private Placement Units	638,000	64	—	—	6,379,936	—	6,380,000

Fair Value of Public Warrants at issuance	—	—	—	—	1,907,850	—	1,907,850

Allocated value of transaction costs to Class A shares	—	—	—	—	(141,108)	—	(141,108)

Share-based compensation to director nominees	—	—	—	—	124,740	—	124,740

Net Income	—	—	—	—	—	874,490	874,490

Balance – June 30, 2025	638,000	$64	6,037,500	$604	$—	$(7,934,461)	$(7,933,793)

(1)	On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share and per share data is retroactively presented (see Note 4 and Note 6).
(2)	On May, 14, 2025, the underwriters exercised their over-allotment in full as part of the closing of the Initial Public Offering. As such, the 787,500 Founder Shares are no longer subject to forfeiture (See Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 6, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$828,395
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	36,220
Payment of formation costs through issuance of Founder Shares	7,422
Interest earned on marketable securities held in Trust Account	(1,296,308)
Compensation expense	124,740
Changes in operating assets and liabilities:
Prepaid expenses	(86,136)
Long-term prepaid insurance	(79,136)
Accounts payable and accrued expenses	142,379
Net cash used in operating activities	(322,424)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(241,500,000)
Net cash used in investing activities	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	236,670,000
Proceeds from sale of Private Placement Units	6,380,000
Underwriters’ reimbursement	483,000
Due to Sponsor	7,928
Repayment of advances from related party	(388,909)
Repayment of promissory note - related party	(300,000)
Proceeds from convertible promissory note	483,000
Payment of offering costs	(457,475)
Net cash provided by financing activities	242,877,544

Net Change in Cash	1,055,120
Cash – Beginning of period	—
Cash – End of period	$1,055,120

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$100,353
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$17,578
Deferred offering costs paid through promissory note – related party	$231,805
Deferred offering costs paid through advances from related party	$388,909
Prepaid services paid by Sponsor through the promissory note – related party	$31,975
Accretion of Class A ordinary shares to redemption value	$17,058,670
Deferred underwriting fee payable	$8,452,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Perimeter Acquisition Corp. I (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from March 6, 2025 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2025

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

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Sponsor has not made reserves for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Sponsor may not be able to satisfy those obligations. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 14, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2025. The interim results for the period from March 6, 2025 (inception) through June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2025, had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). The outstanding balance under the promissory note was repaid on May 14, 2025. Borrowings under this note are no longer available to the Company. As of June 30, 2025, the Company had $1,055,120 in cash and working capital of $922,571.

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

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial Business Combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of June 30, 2025, the Company had $483,000 outstanding under the Working Capital Note.

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

JUNE 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,055,120 of cash and no non-cash equivalents as of June 30, 2025.

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

Offering Costs

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three months ended June 30, 2025 and for the period from March 6, 2025 (inception) through June 30, 2025, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 12,394,000 Class A Ordinary Shares in the aggregate. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	Three Months Ended June 30, 2025		For the Period from March 6, 2025 (inception) through June 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$608,410	$266,080	$534,451	$293,944
Denominator:
Basic and diluted weighted average shares outstanding	12,944,844	5,661,250	10,043,414	5,523,815
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.05	$0.05

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(1,907,850)
Public Shares issuance costs	(13,854,512)
Plus:
Remeasurement of carrying value to redemption value	17,058,670

Class A ordinary shares subject to possible redemption, June 30, 2025	$242,796,308

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On March 7, 2025, the Sponsor paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 4,312,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share amounts have been retroactively restated to reflect these adjustments. The Sponsor had agreed to forfeit up to 787,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would have been adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Units and assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering) after the Initial Public Offering. On May 14, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 787,500 Founder Shares are no longer subject to forfeiture. The Sponsor is holding 5,911,500 Founder Shares, after giving effect to the Founder Share transfers described below.

On March 17, 2025, the Sponsor transferred a total of 126,000 Founder Shares to the four independent director nominees for an aggregate consideration of $0.004 per share, or an aggregate total amount of $540. The Founder Shares will automatically be forfeited and be returned to the Sponsor if the holder of such Founder Shares is not a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering. The transfer of the Founder Shares to the independent director nominees are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 126,000 Founder Shares granted to the Company’s independent director nominees on March 17, 2025, was $124,740 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., to be a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering). Thus, the fair value of $124,740 was recorded as compensation expense on May 14, 2025, the date of the Company’s Initial Public Offering. The fair value of the Founder Shares was derived through a third-party valuation in which the stock price of $9.93 was determined using a Monte Carlow simulation as of the expected IPO date, along with a risk free rate of 4.28% and a market adjustment of 10%. As of June 30, 2025, $124,740 of compensation expense is recorded.

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

Related Party Loans

On March 7, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025, or the completion of the Initial Public Offering. On May 14, 2025, the Company repaid the total outstanding balance of the Note amounting to $300,000. Borrowings under the Note are no longer available.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of June 30, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial Business Combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of June 30, 2025, $483,000 was outstanding under the Working Capital Note.

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on May 12, 2025, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $10,000 per month for office space, secretarial and administrative services. As of June 30, 2025, $15,000 was incurred under this agreement and is included in accrued expenses in the accompanying condensed balance sheet.

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

The underwriters were entitled to an underwriting discount of $0.20 per Public Share, or $4,830,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. The underwriters paid the Company an aggregate amount of $483,000 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering. In addition, the underwriters were entitled to a deferred underwriting commission of $0.35 per Public Share, or $8,452,500 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Capital Markets Advisory Services

In connection with the closing of the Company’s Initial Public Offering, the Company paid Gamma Securities LLC, an affiliate of Gamma International Bank, Inc., an aggregate amount of $483,000 for capital markets consulting and advisory services.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2025, there were 638,000 Class A ordinary shares issued and outstanding, excluding the 24,150,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2025, there were 6,037,500 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2025

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

Warrants — As of June 30, 2025, there were 12,394,000 Warrants outstanding, including 12,075,000 Public Warrants and 319,000 Private Placement Warrants. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

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

JUNE 30, 2025

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

In no event will the Company be required to net cash settle any warrant. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 7. FAIR VALUE MEASUREMENTS

The fair value of the Public Warrants is $1,907,850, or $0.158 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Warrants:

May 14, 2025
Underlying stock price	$10.05
Exercise price	$11.50
Volatility	5.20%
Remaining term (years)	7.01
Risk-free rate	4.26%
Pre-adjusted value per share	$1.58
Implied market adjustment	10.0%

NOTE 8. SEGMENT INFORMATION

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

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

June 30,
2025
Cash and marketable securities held in Trust Account	$242,796,308
Cash	$1,055,120

	Three Months Ended June 30, 2025	For the Period from March 6, 2025 (inception) through June 30, 2025
Formation, general and administrative expenses	$297,078	$343,173
Income earned on marketable securities held in Trust Account	$1,296,308	$1,296,308

General and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Public Offering and eventually a Business Combination within the Completion Window. The CODM also reviews general and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative expenses, as reported on the statement of operations are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income are reported on the statement of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 13, 2025, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated in the Cayman Islands on March 6, 2025, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 6, 2025 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $874,490, which consists of interest income earned on marketable securities held in the Trust Account of $1,296,308, partially offset by operating costs of $297,078 and compensation expense of $124,740.

For the period from March 6, 2025 (inception) through June 30, 2025, we had a net income of $828,395, which consists of interest income earned on marketable securities held in the Trust Account of $1,296,308, partially offset by operating costs of $343,173 and compensation expense of $124,740.

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

For the period from March 6, 2025 (inception) through June 30, 2025, cash used in operating activities was $322,424. Net income of $828,395 was affected by income earned on marketable securities held in the Trust Account of $1,296,308, payment of general and administrative costs through promissory note – related party of $36,220, compensation expense of $124,740, and formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $7,422. Changes in operating assets and liabilities used $22,893 of cash for operating activities.

As of June 30, 2025, we had marketable securities held in the Trust Account of $242,796,308. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $1,055,120. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial Business Combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of June 30, 2025, the Company had $483,000 outstanding under the Working Capital Note.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor $10,000 per month for office space, secretarial and administrative services. We began incurring these fees on May 12, 2025, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 638,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $6,380,000. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Following the closing of our Initial Public Offering on May 14, 2025, a total of $241,500,000 (which amount includes $8,452,500 of the Deferred Fee) was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Transaction costs amounted to $13,995,620, consisting of $4,347,000 of cash underwriting fee, $8,452,500 of deferred underwriting fee, and other offering costs. The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account, in the cash operating account amounting to $630,128.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the Registration Statement.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(a) None

(b) None

(c) None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note, dated as of June 23, 2025, issued to Gamma Securities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 23, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERIMETER ACQUISITION CORP. I

Date: August 13, 2025	By:	/s/ Jordan Blashek
	Name:	Jordan Blashek
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Josef Valdman
	Name:	Josef Valdman
	Title:	Chief Executive Officer and President
(Principal Financial Officer and Principal Accounting Officer)

