Form 10-Q
period 2025-09-30
Perimeter Acquisition Corp. I
filed 2025-11-12
CIK 2061473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-42642

Perimeter Acquisition Corp. I

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1843886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4514 Cole Avenue, Suite 1600 Dallas, Texas	75204
(Address of principal executive offices)	(Zip Code)

(512) 200-2533

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	PMTRU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	PMTR	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PMTRW	The Nasdaq Stock Market LLC

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

As of November 12, 2025, there were 24,788,000 Class A Ordinary Shares, $0.0001 par value and 6,037,500 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

PERIMETER ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheet as of September 30, 2025 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2025 and for the period from March 6, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2025 and for the period from March 6, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the period from March 6, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Part III. Signatures	20

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PERIMETER ACQUISITION CORP. I

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

Assets:
Current assets
Cash	$846,736
Prepaid expenses	128,697
Total current assets	975,433
Long-term prepaid insurance	56,526
Cash and marketable securities held in Trust Account	245,365,396
Total Assets	$246,397,355

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000
Accrued expenses	228,554
Due to Sponsor	—
Total current liabilities	303,554
Convertible note - related party	483,000
Deferred underwriting fee	8,452,500
Total Liabilities	9,239,054

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 24,150,000 shares at redemption value of $10.16 per share	245,365,396

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 638,000 shares issued and outstanding (excluding 24,150,000 shares subject to possible redemption)	64
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,037,500 shares issued and outstanding	604
Additional paid-in capital	—
Accumulated deficit	(8,207,763)
Total Shareholders’ Deficit	(8,207,095)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$246,397,355

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2025	For the Period from March 6, 2025 (inception) through September 30, 2025
Formation and operating costs	$273,302	$616,475
Loss from operations	(273,302)	(616,475)

OTHER INCOME (EXPENSE)
Compensation expense	—	(124,740)
Income earned on marketable securities held in Trust Account	2,569,088	3,865,396
Total other income, net	2,569,088	3,740,656

NET INCOME	$2,295,786	$3,124,181

Basic weighted average Class A ordinary shares outstanding	24,788,000	16,565,058
Basic net income per Class A ordinary share	$0.07	$0.14

Diluted weighted average Class A ordinary shares outstanding	24,788,000	16,565,058
Diluted net income per Class A ordinary share	$0.07	$0.14

Basic weighted average Class B ordinary shares outstanding (1) (2)	6,037,500	5,751,022
Basic and diluted net income per Class B ordinary share	$0.07	$0.14

Diluted weighted average Class B ordinary shares outstanding (1) (2)	6,037,500	6,008,474
Diluted net income per Class B ordinary share	$0.07	$0.14

(1)	On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share and per share data is retroactively presented (see Note 4 and Note 6).
(2)	On May, 14, 2025, the underwriters exercised their over-allotment in full as part of the closing of the Initial Public Offering. As such, the 787,500 Founder Shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM MARCH 6, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 6, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	6,037,500	604	24,396	—	25,000

Net loss	—	—	—	—	—	(46,095)	(46,095)

Balance – March 31, 2025	—	—	6,037,500	604	24,396	(46,095)	(21,095)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,295,814)	(8,762,856)	(17,058,670)

Sale of 638,000 Private Placement Units	638,000	64	—	—	6,379,936	—	6,380,000

Fair Value of Public Warrants at issuance	—	—	—	—	1,907,850	—	1,907,850

Allocated value of transaction costs to Class A shares	—	—	—	—	(141,108)	—	(141,108)

Share-based compensation to director nominees	—	—	—	—	124,740	—	124,740

Net Income	—	—	—	—	—	874,490	874,490

Balance – June 30, 2025	638,000	64	6,037,500	604	—	(7,934,461)	(7,933,793)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,569,088)	(2,569,088)

Net Income	—	—	—	—	—	2,295,786	2,295,786

Balance – September 30, 2025	638,000	$64	6,037,500	$604	$—	$(8,207,763)	$(8,207,095)

(1)	On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share and per share data is retroactively presented (see Note 4 and Note 6).
(2)	On May, 14, 2025, the underwriters exercised their over-allotment in full as part of the closing of the Initial Public Offering. As such, the 787,500 Founder Shares are no longer subject to forfeiture (See Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 6, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,124,181
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	36,220
Payment of formation costs through issuance of Founder Shares	7,422
Interest earned on marketable securities held in Trust Account	(3,865,396)
Compensation expense	124,740
Changes in operating assets and liabilities:
Prepaid expenses	(96,722)
Long-term prepaid insurance	(56,526)
Accounts payable and accrued expenses	228,554
Net cash used in operating activities	(497,527)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(241,500,000)
Net cash used in investing activities	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	236,670,000
Proceeds from sale of Private Placement Units	6,380,000
Underwriters’ reimbursement	483,000
Due to Sponsor	—
Repayment of advances from related party	(388,909)
Repayment of promissory note - related party	(300,000)
Proceeds from convertible promissory note	483,000
Payment of offering costs	(482,828)
Net cash provided by financing activities	242,844,263

Net Change in Cash	846,736
Cash – Beginning of period	—
Cash – End of period	$846,736

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$75,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$17,578
Deferred offering costs paid through promissory note – related party	$231,805
Deferred offering costs paid through advances from related party	$388,909
Prepaid services paid by Sponsor through the promissory note – related party	$31,975
Accretion of Class A ordinary shares to redemption value	$19,627,758
Deferred underwriting fee payable	$8,452,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from March 6, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 14, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 20, 2025. The interim results for the period from March 6, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to September 30, 2025, had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 4). The outstanding balance under the promissory note was repaid on May 14, 2025. Borrowings under this note are no longer available to the Company. As of September 30, 2025, the Company had $846,736 in cash and working capital of $671,879.

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

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial Business Combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of September 30, 2025, the Company had $483,000 outstanding under the Working Capital Note.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $846,736 of cash and no cash equivalents as of September 30, 2025.

Marketable Securities Held in Trust Account

As of September 30, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the three months ended September 30, 2025 and for the period from March 6, 2025 (inception) through September 30, 2025, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 12,394,000 Class A Ordinary Shares in the aggregate. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	Three Months Ended September 30, 2025		For the Period from March 6, 2025 (inception) through September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,846,132	$449,654	$2,319,056	$805,125
Denominator:
Basic weighted average shares outstanding	24,788,000	6,037,500	16,565,058	5,751,022
Basic net income per ordinary share	$0.07	$0.07	$0.14	$0.14

	Three Months Ended September 30, 2025		For the Period from March 6, 2025 (inception) through September 30, 2025
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,846,132	$449,654	$2,292,607	$831,574
Denominator:
Diluted weighted average shares outstanding	24,788,000	6,037,500	16,565,058	6,008,474
Diluted net income per ordinary share	$0.07	$0.07	$0.14	$0.14

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(1,907,850)
Public Shares issuance costs	(13,854,512)
Plus:
Remeasurement of carrying value to redemption value	17,058,670

Class A ordinary shares subject to possible redemption, June 30, 2025	242,796,308
Plus:
Remeasurement of carrying value to redemption value	2,569,088

Class A ordinary shares subject to possible redemption, September 30, 2025	$245,365,396

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

On March 17, 2025, the Sponsor transferred a total of 126,000 Founder Shares to the four independent director nominees for an aggregate consideration of $0.004 per share, or an aggregate total amount of $540. The Founder Shares will automatically be forfeited and be returned to the Sponsor if the holder of such Founder Shares is not a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering. The transfer of the Founder Shares to the independent director nominees are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 126,000 Founder Shares granted to the Company’s independent director nominees on March 17, 2025, was $124,740 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., to be a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering). Thus, the fair value of $124,740 was recorded as compensation expense on May 14, 2025, the date of the Company’s Initial Public Offering. The fair value of the Founder Shares was derived through a third-party valuation in which the stock price of $9.93 was determined using a Monte Carlo simulation as of the expected IPO date, along with a risk free rate of 4.28% and a market adjustment of 10%. As of September 30, 2025, $124,740 of compensation expense is recorded.

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

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of September 30, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial Business Combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of September 30, 2025, $483,000 was outstanding under the Working Capital Note.

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on May 12, 2025, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $10,000 per month for office space, secretarial and administrative services. As of September 30, 2025, $45,000 was incurred under this agreement and is included in accrued expenses in the accompanying condensed balance sheet.

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

SEPTEMBER 30, 2025

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

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were 638,000 Class A ordinary shares issued and outstanding, excluding the 24,150,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were 6,037,500 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2025

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

Warrants — As of September 30, 2025, there were 12,394,000 Warrants outstanding, including 12,075,000 Public Warrants and 319,000 Private Placement Warrants. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

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

SEPTEMBER 30, 2025

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

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Assets:
Marketable securities held in Trust Account	1	$245,365,396

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

September 30,
2025
Cash and marketable securities held in Trust Account	$245,365,396
Cash	$846,736
Prepaid Expense and Prepaid Insurance	$185,223

	Three Months Ended September 30, 2025	For the Period from March 6, 2025 (inception) through September 30, 2025
Formation, general and administrative expenses	$273,302	$616,475
Income earned on marketable securities held in Trust Account	$2,569,088	$3,865,396

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 12, 2025, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 6, 2025 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $2,295,786, which consists of interest income earned on marketable securities held in the Trust Account of $2,569,088, partially offset by operating costs of $273,302.

For the period from March 6, 2025 (inception) through September 30, 2025, we had a net income of $3,124,181, which consists of interest income earned on marketable securities held in the Trust Account of $3,865,396 , partially offset by operating costs of $616,475 and compensation expense of $124,740.

Liquidity, Capital Resources and Going Concern

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

For the period from March 6, 2025 (inception) through September 30, 2025, cash used in operating activities was $497,527. Net income of $3,124,181 was affected by income earned on marketable securities held in the Trust Account of $3,865,396, payment of general and administrative costs through promissory note – related party of $36,220, compensation expense of $124,740, and formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $7,422. Changes in operating assets and liabilities used $75,306 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $245,365,396. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $846,736. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial Business Combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of September 30, 2025, the Company had $483,000 outstanding under the Working Capital Note.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Interim Financial Statements” of this Quarterly Report were issued.

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

PERIMETER ACQUISITION CORP. I

Date:	November 12, 2025	By:	/s/ Jordan Blashek
		Name:	Jordan Blashek
		Title:	Executive Chairman
(Principal Executive Officer)

Date:	November 12, 2025	By:	/s/ Josef Valdman
		Name:	Josef Valdman
		Title:	Chief Executive Officer and President
(Principal Financial Officer and Principal Accounting Officer)

