Form 10-K
period 2025-12-31
Perimeter Acquisition Corp. I
filed 2026-03-30
CIK 2061473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________

Commission file number 001-42642

Perimeter Acquisition Corp. I

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1843886
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

4514 Cole Avenue, Suite 1600 Dallas, Texas	75204
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code: (512) 200-2533

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	PMTRU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	PMTR	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PMTRW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12g of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes- Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price on that date of $10.17 on the Nasdaq Stock Market, was approximately $245,605,500.

As of March 30, 2026, there were 24,788,000 Class A Ordinary Shares, par value $0.0001 per share, and 6,037,500 Class B Ordinary Shares, par value $0.0001 per share issued and outstanding.

Documents Incorporated by Reference: None.

-i-

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“amended and restated memorandum and articles association” refers to the amended and restated memorandum and articles association of the Company which were adopted on the effectiveness of our registration statement in connection with our initial public offering;

●	“Class A ordinary shares” are to the Class A ordinary shares of par value US$0.0001 each in the capital of the Company;

●	“Class B ordinary shares” are to the Class B ordinary shares of par value US$0.0001 each in the capital of the Company;

●	“Companies Act” are to the Companies Act (Revised) of the Cayman Islands as the same may be amended from time to time;

●	“company,” “we,” “us,” “our,” or “our company” are to Perimeter Acquisition Corp. I, a Cayman Islands exempted company;

●	“Excise Tax” shall mean the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022;

●	“founder shares” are to our Class B ordinary shares issued and outstanding immediately prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” with redemption rights);

●	“initial public offering” are to the Company’s initial public offering of units, including any units sold in connection with the fully exercised over-allotment option granted to the underwriters of the Company’s initial public offering;

●	“management” or “our management team” are to our executive officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“permitted withdrawals” means amounts withdrawn or eligible to be withdrawn to pay our taxes (and such withdrawals can only be made from interest and not from the principal held in the trust account);

●	“private placement units” are to the private placement units issued to our sponsor in a private placement in connection with the closing of our initial public offering (which private placement units are identical to the public units sold in our initial public offering, subject to certain limited exceptions as described in this Annual Report) and upon conversion of working capital loans, as further described in this Annual Report;

●	“private placement shares” are to the Class A ordinary shares underlying the private placement units issued to our sponsor in a private placement in connection with the closing of our initial public offering, or upon conversion of working capital loans, as further described in this Annual Report (such Class A ordinary share delivered upon conversion shall not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination);

●	“private placement warrants” are to the non-redeemable warrants underlying the private placement units issued to our sponsor in a private placement in connection with the closing of our initial public offering, or upon conversion of working capital loans, as further described in this Annual Report;

●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the public units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public warrants” are to the redeemable warrants sold as part of the public units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates thereafter in the open market following our initial public offering);

●	“sponsor” are to Perimeter Acquisition Sponsor LLC, a Delaware limited liability company; and

●	“warrants” are to our redeemable public warrants and non-redeemable private placement warrants, as further described in this Annual Report.

-ii-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from geopolitical events, acts of war or terrorism such as the conflicts in Ukraine and Russia or Israel, economic impacts such as inflation and rising interest rates and public health emergencies such as another pandemic and other epidemics;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our ability to obtain additional financing to complete a business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds or funds not held in the trust account or available to us from interest income on the trust account balance;

●	the number of redemptions by our public shareholders in connection with a business combination;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

-iii-

PART I

Item 1. Business

General

We are a newly organized blank check company incorporated on March 6, 2025, as a Cayman Islands exempted company formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to our initial public offering. We have not selected any specific business combination target yet. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business in the United States of America or an ally of the US, focusing on the defense and national security sectors.

We believe that our management team, which includes our officers and directors as discussed below, is well-positioned to identify attractive business combination opportunities. Our management team has significant experience identifying, financing and operating leading companies at the convergence of the defense, technology, and national security sectors. We intend to leverage the deep networks and expertise of our management team to identify companies with strong growth prospects and seek to create significant value for our shareholders. We will seek strong fundamental businesses in these sectors, with emphasis on one or more of the following attributes:

■	Primary focus on companies who can contribute to the re-industrialization of America

■	Companies that offer a strong alignment with the United States’ and its allies’ national security priorities

■	Companies that have an ability to grow and scale globally

■	Companies that have earnings with consistent recurring revenues and attractive margins

■	Companies that operate in sectors or run businesses that have high barriers to entry

Certain subsectors in which we may seek an initial business combination include aerospace and defense, space, government services, next generation manufacturing in support of the defense industrial base, mature dual-use military and commercial technologies and devices, and national infrastructure security.

Our Management Team

Our management team is led by our Executive Chairman, Jordan Blashek, our Chief Executive Officer & President, Josef Valdman and our Chief Investment Officer, Todd Lemkin. Our board of directors includes Vice Admiral (ret.) Sean Pybus, Scott Letier, Jack Selby, Richard Berthy and Scott Faris. With decades of experience, the members of our management team have successfully identified and capitalized on emerging technological and secular trends across a variety of mission-critical defense and government-focused sectors. In addition, our management team and board of directors have deep transaction experience, having executed numerous transactions as operators, investors and advisors. We believe that the extensive experience that members of our management team and board of directors have will position us to identify, evaluate and acquire an attractive initial business combination target. Further, our management team’s expertise and familiarity with the national security and defense sectors will be a benefit to the target company’s management team to support its growth and success post-initial business combination.

Our Executive Officers

Jordan Blashek

Mr. Blashek is a General Partner at Overmatch Ventures, an early-stage venture capital firm which invests in deep tech, defense, and space technologies. Previously, Mr. Blashek co-founded America’s Frontier Fund (“AFF”), an early-stage venture capital firm which invests in frontier technologies, with former In-Q-Tel Chief Executive Officer Gilman Louie, with support from former Google CEO Eric Schmidt and Thiel Capital Founder Peter Thiel, in order to invest in the next generation of great American frontier technology companies that are vital to U.S. national security and economic competitiveness. Mr. Blashek served as Managing Partner of AFF from 2021 to 2025. In 2023, AFF created Roadrunner Venture Studios, a venture studio platform based in Albuquerque, New Mexico that incubates and builds new companies out of breakthrough science and technology. In 2017, Mr. Blashek worked with former Google CEO Eric Schmidt to establish Schmidt Futures, a family office venture leveraging technology to solve global challenges. He is also the co-author of the bestselling nonfiction title, Union: A Democrat, a Republican, and a Search for Common Ground, and he serves as President of the AFF Foundation, a charitable initiative of America’s Frontier Fund focused on supporting regional innovation, workforce development, and innovation policy across the United States. From 2009 to 2014, Mr. Blashek joined the United States Marine Corps, serving as an Infantry Officer with two combat tours in the Horn of Africa and Afghanistan. Mr. Blashek received a J.D. from Yale Law School, an M.B.A. from Stanford Graduate School of Business, and an A.B. from Princeton University.

Josef Valdman

Mr. Valdman is Managing Partner and Founder of Slate Hill Partners, and Partner at NEOS Investments. Prior to founding Slate Hill Partners, Mr. Valdman served as a Head of Product Management at Cadence Capital Management (formerly a subsidiary of Pacific Life) from 2017 to 2020. From 2012 to 2017, he served as Senior Managing Director at Foreside; from 2010 to 2012, he served Vice President at ETF Securities (now WisdomTree) and Head of Business Development at Lumina Fund Management. Mr. Valdman received a B.A. in Liberal Studies from SUNY Purchase.

Todd Lemkin

Todd Lemkin is the former Chief Investment Officer of Canyon Capital Advisors, a global, alternative investment manager. Mr. Lemkin joined Canyon in 2003, was Chair of the Investment Committee, and a Member of the Firm’s Management Committee. In addition to his investment responsibilities, Mr. Lemkin has been intimately involved in the firm’s product and strategy development during his career. He has investment expertise across a wide variety of industries, asset classes, and geographies, having overseen the firm’s European investment office since 2007, and its Asia investment office since 2015. Mr. Lemkin was charged with developing the Firm’s Risk Management Team, as well as staffing and overseeing its various Trading Desks. Prior to joining Canyon, Mr. Lemkin worked at Scoggin Capital Management, where he focused on analyzing securities of distressed and bankrupt companies. Mr. Lemkin was also an Investment Banker in the Healthcare Group of Banc of America Securities and the Mergers & Acquisitions Group of Lehman Brothers. Mr. Lemkin serves as a member of the Board of Governors of Cedar Sinai Hospital, a Trustee of the UT Southwestern Medical Foundation, a Trustee of the Dallas Museum of Art, a Trustee of the Greenhill School, and a Trustee of the Southern Methodist University’s Meadows School of the Arts. Mr. Lemkin is highly supportive of the military community, and is a Co-Chair of the Dallas Navy SEAL Foundation. Mr. Lemkin received a B.A. in English from the University of California, Berkeley.

Our Board of Directors

Vice Admiral (ret.) Sean Pybus

VAdm. Pybus is a Consultant at Cubic Corp, an Advisor at Idaho National Lab, and a Consultant at Energy Vietnam. VAdm. Pybus is also a consultant within the Defense and Security sectors and President of Pybus Group LLC. VAdm. Pybus retired from the U.S. Navy after 34 years of service as a Naval Special Warfare SEAL officer with numerous Joint Special Operations duty assignments, and his multiple command tours included units in Panama, Germany, and Bahrain, as well as duty as commodore of NSW Group 1 in San Diego (the U.S. Navy SEAL Schoolhouse). As a flag officer, he served as commander of Special Operations Command Pacific, the Naval Special Warfare Command, and the NATO Special Operations Forces Headquarters. Before retiring, VAdm. Pybus served as deputy commander of U.S. Special Operations Command (USSOCOM). VAdm. Pybus received a Masters in National Security from the Naval War College and a B.A. in Economics from the University of Rochester.

Scott Letier

Mr. Letier is the Chief Investment Officer and Managing Director of Deason Capital Management, LLC (“DCS and other Deason family affiliates), the family office for the Deason Family, since July 2014. Prior to joining DCS, Mr. Letier was the Managing Director of JFO Group, LLC, the family office for the Jensen family, from September 2006 to July 2014. Mr. Letier has over 30 years of experience in leadership roles, previously serving as a private equity investment professional and chief financial officer. He began his career in the assurance group at Ernst & Whinney (now Ernst & Young). Mr. Letier has served on numerous boards in the past and currently serves on two other public boards: serving as Chairman of the Board of Directors, chairman of the finance committee and a member of the governance committee of Xerox Holdings, Inc, a print and IT services company, and serving as the chairman of the audit committee and a member of the governance and risk oversight committees of Conduent Incorporated, a provider of business process outsourcing services. Mr. Letier serves on the boards of several private companies, including Gardenuity, Inc., a gardening and wellness focused retailer, where he also serves as Chairman, Colvin Resources Group, a Dallas-based search and staffing firm, and Great American Media Group, LLC the lead investor in partnership with Sony in an entertainment platform with properties in cable TV, fast-channel, and streaming service, Great American Pure Flix, and Terso Solutions, Inc, a manufacturer of secure and temperature controlled enclosures for RFID inventory management. Mr. Letier also serves on the fund advisory boards of Anchor Capital GP, a Dallas-based private equity firm and venture capital fund, Griffis Residential, a Denver-based multi-family real estate management and investment firm, and Willow Hill Partners, LLC, and Dallas based multi strategy investment group. Mr. Letier was recently appointed to the Board of Trustees of the Dallas Police and Fire Pension System and previously served on the Board and Executive Committee of the Dallas College Foundation for 21 years. Mr. Letier was formerly a Certified Public Accountant and has a BBA with a concentration in accounting from Southern Methodist University – Cox School of Business. With over 30 years of prior leadership roles and service on other company boards and committees, Mr. Letier brings to the Board expertise relevant to the Company, including significant audit experience and investment and financial expertise gained from serving as a private equity and investment professional and chief financial officer.

Jack Selby

Mr. Selby is a Managing Director at Thiel Capital, the family office of Peter Thiel. Mr. Selby co-founded Clarium Capital Management after selling PayPal (Nasdaq: PYPL) to eBay (Nasdaq: EBAY) in October 2002 for $1.5 billion. At PayPal, Mr. Selby joined as an early employee and later served as a Senior Vice President, overseeing the company’s international and corporate operations. In addition to his responsibilities at Thiel Capital, Mr. Selby is currently a member of the Board of Directors of the Arizona Commerce Authority, a co-host/founder of the Arizona Technology Innovation Summit with Governor Doug Ducey, Chairman of invisionAZ, and Co-founder and member of the Board of Directors for the Wyoming Global Technology Partnership with Governor Mark Gordon. Mr. Selby received a B.A. in Economics from Hamilton College where he is a member of the Board of Trustees.

Scott Faris

In April 2024 Mr. Faris founded Eqlipse Quantum, a commercialization accelerator focused on launching and financing transformational dual-use quantum enabled companies for critical defense and intelligence requirements. From October 2021 to April 2024, Mr. Faris served as Chief Executive Officer of Infleqtion (formerly Cold Quanta, Inc.). Since September 2016, Mr. Faris had served as Chief Business Officer of Luminar Technologies, Inc., a leading developer of autonomous vehicle systems technologies including Lidar sensor suites. In June 2013, Mr. Faris founded Aerosonix, Inc. (formerly MicroVapor Devices, LLC), a privately held developer and manufacturer of advanced medical devices and served as its Chief Executive Officer until August 2016 and has served as Chairman of the board of directors since June 2013. In 2002, Mr. Faris also founded the Astralis Group, a strategy advisor that provides consulting to start-up companies and, since 2004, Mr. Faris has served as its Chief Executive Officer. In August 2007, Mr. Faris founded Planar Energy, a company that developed transformational ceramic solid-state battery technology and products and served as its Chief Executive Officer until June 2013. Planar Energy is a spin-out of the U.S. Department of Energy’s National Renewable Energy Laboratory. From October 2004 to June 2007, Mr. Faris was a partner with Corporate IP Ventures (formerly known as MetaTech Ventures), an early-stage venture fund specializing in defense technologies. Mr. Faris also previously served as the Chairman and Chief Executive Officer of Waveguide Solutions, a developer of planar optical light wave circuit and micro system products, and as a director and Chief Operating Officer of Ocean Optics, Inc., a precision-optical-component and fiber-optic-instrument spin-out of the University of South Florida. Mr. Faris was also the founder and Chief Executive Officer of Enterprise Corporation, a technology accelerator, served as a director of the Florida Seed Capital Fund and Technology Commercialization at the Center for Microelectronics Research, and the Chairman of the Metro Orlando EDC. Mr. Faris received a B.S. in Management Information Systems from Penn State University in 1988.

Richard Berthy

Mr. Berthy is Chairman of Big Sky Associates LLC, Chief Executive Officer of Big Sky Treasury Services LLC and President and Owner of BP Financial Corp. From October 2003 to December 2022, Mr. Berthy was the Founder and CEO of Foreside Financial Group, LLC. Mr. Berthy currently serves as the Chairman of the boards of Constant Energy Capital Management, Inc., since February 2017 and Forum Foundation, since June 2017, and Chairman of the board and Compensation Committee member of Akumina, Inc., since July 2018. Mr. Berthy also serves on the boards of Farm to School of Park County, since 2024, Keys to Literacy, LLC, since 2023, Phiphen Studios and FinMason, Inc., since 2021, ONE Group Solutions S.a.r.l., since 2019, Spurwink, since 2017, and Phiphen LLC, since 2016. Since May 2014, Mr. Berthy has also served as President and on the board of Foreside Foundation. Mr. Berthy holds FINRA Series 7, 24, 63, 79, and 99 registrations. Mr. Berthy received a B.S. in Finance and Economics from Miami University.

Prior SPAC Experience

Other than as set forth below, none of our sponsor, officers or directors has had any experience in organizing and managing special purpose acquisition companies.

Mr. Lemkin served as an independent director of Atlas Crest Investment Corp., a Delaware corporation. Atlas Crest Investment Corp. completed its initial public offering on October 28, 2020 and entered into a business combination with Archer Aviation Inc. on September 16, 2021. In connection with the closing of the business combination, 24,239,307 public shares were redeemed, which represented approximately 48.5% of the public shares sold in the initial public offering of Atlas Crest Investment Corp. Mr. Lemkin also served as an independent director of Atlas Crest Investment Corp. II, a Delaware corporation. Atlas Crest Investment Corp. II completed its initial public offering on February 4, 2021. Atlas Crest Investment Corp. II did not complete a business combination and redeemed all public shares sold in its initial public offering in December 2022.

Mr. Selby served as an independent director of Founder SPAC, a Cayman Islands exempted company. Founder SPAC completed its initial public offering on October 15, 2021 and entered into a business combination with Rubicon Technologies, Inc. on August 15, 2022. In connection with the closing of the business combination, 31,260,776 public shares were redeemed, which represented approximately 98.8% of the public shares sold in the initial public offering of Founder SPAC.

Our Senior Advisor

Rajeev Garside

Mr. Garside serves as a senior advisor to the Company. From 2014 to 2024, Mr. Garside was a Partner at Albright Stonebridge Group (ASG), which was sold to Dentons Global Advisors. In 2011, Mr. Garside founded ACEI, a private equity firm focused on global energy and infrastructure opportunities. While there, Mr. Garside was also a member of the board of directors of several portfolio companies. From 2006 to 2011, Mr. Garside was Managing Director at the AES Corporation, a Fortune 200 global infrastructure investor and operator, where he executed a financial and operational repositioning of the company and analyzed, negotiated, and financed M&A and new business development opportunities. From 2001 to 2006, Mr. Garside was a Senior Investment Professional at Perseus Capital, LLC, a private equity firm focused on leveraged buyouts and growth investments in the consumer products, biopharmaceutical, and energy/environmental industries. Prior thereto, Mr. Garside was a strategy consultant at McKinsey & Co. and an investment banker at Credit Suisse First Boston. Mr. Garside also served as Head of the Finance Committee and Treasurer of the Ellington Fund of the Duke Ellington School of the Arts in Washington D.C. Mr. Garside received an M.B.A., with a concentration in Finance, from the Wharton School of the University of Pennsylvania and a B.A., with honors, from the University of Pennsylvania.

Our Strategic Investor

We are supported by Gamma International Bank, a strategic investor in our sponsor. With offices in the US, Puerto Rico, and the Dominican Republic, the Gamma International Bank team has been built by a group of individuals that have extensive combined experience working in the financial services industry. Jordan Rothenberg, an Executive Vice President at Gamma International Bank, will support the Company as an advisor with the title of managing director. By way of its majority shareholder, Gamma International Bank is associated with Centro Financiero Crecer, United Capital, and Altio, which collectively manage over $5 billion in assets under management.

Competitive Strengths

We believe that the combined capabilities and expertise of Mr. Blashek, Mr. Valdman, Mr. Lemkin, Gamma International Bank, and the board of directors position our team to source and complete a successful initial business combination for our shareholders. Our team maintains strong connections and meaningful relationships with (and includes members of) domestic and international corporations, industry leaders, defense and federal security agencies, governments, and other influential sector contacts and organizations. We believe that these connections and relationships can offer potential target businesses with direct access to key stakeholders in our target sectors and a broad customer network on a global scale. We believe that we bring a unique combination of differentiated industry-specific knowledge and access and broad macro-investing experience which allows us to understand potential targets both on a business-specific level and in the context of their place and potential trajectory in the public markets.

In particular, Mr. Blashek has spent his entire career driving opportunity, and remains highly connected, in the aerospace and defense sector. Mr. Valdman, Mr. Lemkin and Gamma International Bank have diverse investing expertise and exposure across both the defense and national security industries, amongst broader public market expertise. We believe that our synthesized competitive strengths include the following:

●	Best-in-class sector intelligence and understanding the mission-critical nature of the hard-to-penetrate defense and national security customer set

●	Thorough understanding of government funding and contracting dynamics highly relevant to the success of potential targets

●	Management team and board of directors maintain decades of public and private investment experience in various industries across the globe, bringing balanced, diverse, and educated viewpoints

●	Sponsor team includes a well-established and diversified asset manager that accounts for a high volume of capital markets activity and represents a unique and concrete public markets expertise to couple with our management team’s deep private market evaluative and investing experience

●	Access to prospective long-term institutional investors and flexible capital sources

●	Ability to develop domestic and international insights, leveraging relationships and opportunities through an extensive and distinguished deal sourcing and information network, enabling differentiated first-look opportunities and the unique ability to locate and evaluate potential targets

●	Ability to recruit top talent and bring in key executives, board members, and relevant sector advisors

Business Strategy

While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business in the United States of America, focused in the aerospace and defense, space, government services, and national security sectors.

We believe we are well positioned to execute a successful business combination due to our network of relationships, and our management team’s experience in acquiring and operating businesses in these industries. Moreover, we will utilize financial, legal and accounting advisors, and industry specialists to ensure adequate diligence. We intend to work with a target candidate on structuring a transaction that aims to deliver significant shareholder value.

With respect to the market, we believe in the following opportunities for our target sectors:

Defense & National Security

We believe that the increased global threat environment has re-iterated the need for robust defense and national security spending across a multitude of warfighting domains (land, sea, air, space and cyber). Geopolitical tensions continue to contribute to much of the current and projected focus of defense spending, which is reflected in the rise in demand for cost-effective attritable systems, unmanned offerings, hypersonics, defense electronics, offensive and defensive missiles and munitions, cyber warfare, and advancements in artificial intelligence-driven military applications. This global demand is only further exacerbated by recent White House commentary that calls for allied nations to spend more materially on defense procurement as the U.S. focuses on a more domestic-focused defense policy. In line with these interests, global defense spending has reached highs of $2.4 trillion globally as of 2023, according to the Stockholm International Peace Research Institute (“SIPRI”), with a preponderance of that spending being focused within the U.S. Department of Defense (the “DoD”) at $916 billion as of 2023. DOD funding is further expected to grow at a 2.4% compound annual growth rate through 2029 per the GFY2025 DOD Greenbook. Even accounting for these large global spending figures, there remains upside for NATO and other allied nations to spend a higher portion of their gross domestic product (of which NATO has a goal of 2%) which is driving continued upward momentum as a large portion of member nations are currently below this target threshold.

These tailwinds have also created demand for new ways and methods to think about lean and nimble manufacturing capabilities to meet the needs of the allied defense industrial complex. New technologies are driving a demand for new ways of designing and manufacturing these mission-critical product offerings. As such, we believe companies specializing in cost-effective dual-use commercial and military technologies will be best positioned to capture the significant and growing demand that often runs counter to the interests of the installed legacy defense primes.

This shift has led organically to a rise in strategic partnerships between defense contractors, technology firms, and government agencies that we believe will accelerate the deployment of disruptive technologies, further strengthening defense capabilities globally. Our view is that this elevated rate of innovation required to support the battlefield of the future has been driving and will continue to drive robust opportunities for new entrants. The defense technology sector has observed immense growth in private sector funding, ushering in new technologies that can scale and deliver for the warfighter. We have seen that historical attitudes within the venture capital and tech communities are shedding the stigma of defense-focused investment as the private sector is already shaping up this alignment with $70 billion being deployed in 2022 and 2023 to support this investment in emerging defense technology. We believe that this landscape of actionable targets in need of our relationships and government access produces a wide range of opportunity for investment and strategic partnership. We believe our management team is uniquely positioned to capitalize on this momentum, particularly in areas aligned with the national security priorities of the United States and its allies.

Space

We believe the global space industry is undergoing rapid expansion, driven by lower launch costs, the need for greater connectivity via satellites, space exploration/access, and increased demand for geospatial insights powered by artificial intelligence and machine learning. Governments worldwide are rapidly prioritizing space-based defense systems, civil communications, and Earth observation capabilities with dual-use cases to satisfy their civil and defense requirements. With this strong demand, the global space economy is expected to be worth $1.8 trillion by 2035 (accounting for inflation, according to McKinsey) up from $630 billion in 2023; this represents a compelling long-term annual compound annual growth rate of 9.1%.

Additionally, the space end-market has seen significant recent private investment, which has driven a wide range of opportunity among private space companies and private investors. New and disruptive space-based technologies are leading to rapid evolution and technological advancements. As the cost of space access through lower cost launch services continues to decline, this has paved the way for a variety of new business models, such as space tourism, space manufacturing, space-based repair/servicing, amongst other models. This lower cost of access is disrupting the traditional space industry economics that previously relied on large and concentrated contracts amongst a select few incumbent legacy players, enabling a world of opportunity for emergent players. As technological innovation continues to lower these barriers to entry, new investment and capital continues to grow within the space sector and we believe this presents a compelling investment landscape of actionable target opportunities that would benefit from our access and insights.

Government Services

We believe the government services sector is experiencing steady growth driven by an increased demand for advanced technology solutions, digital transformation, and operational efficiency across federal, state and local agencies. Several dynamics are contributing to an evolving landscape, in particular the recent focus on DOGE (“Department of Government Efficiency”), which is driving strong demand for improved and more lean federal systems and processes. The government services sector is uniquely positioned to benefit as increased outsourcing and spending on IT services supports strong mid-term growth for national security IT services providers serving the DOD and intelligence communities (“IC”). We believe that with federal budgets prioritizing digital infrastructure, modernization, and cybersecurity resilience, government contractors specializing in data analytics, data and intelligence dissemination, automation, and secure communications are well-positioned for long-term growth. More specifically, federal IT funding for Government Fiscal Year (“GFY”) 2025 was $102 billion within the U.S. while IC spending remained at a robust $106 billion appropriated for GFY2024. These funding levels represent a significant addressable market for targets in our acquisition purview, and we believe these sustained levels will provide strong long-term sector demand. Given our management team’s deep expertise as connected advisors and former government officials, we believe we will have many opportunities to explore an opportunity in government services and find an attractive target that will anchor a platform for further consolidation within the highly fragmented sector.

Aerospace

We believe the aerospace supply chain remains well-positioned to continue benefitting from a return to higher production rates while long-term sustained commercial passenger traffic demand drives opportunity. According to the 2024 Boeing Commercial Outlook, the long-term annual outlook for commercial traffic growth is expected to grow at a 4.7% compound annual growth rate while the correlating commercial fleet size is expected to grow at a 3.2% compound annual growth rate through 2043. This stable growth trajectory is taken in context with a sector that has observed recent challenges for original equipment manufacturers coming out of the COVID-19 crisis, which we believe continues to showcase a number of viable acquisition opportunities that can benefit from supportive institutional capital and best-in-class operational know-how. Despite these historical headwinds, air traffic remains in-line with historical projections as the global population continues to grow and accessing commercial aviation accelerates. Flight qualified manufactured parts and components require exacting manufacturing techniques and capabilities to ensure safety and reliability. These manufacturing needs are also supported by a diverse opportunity for aftermarket, maintenance and repair, and adjacent commercial support services which continue to grow at a stable 1.8% compound annual growth rate through 2034 as per Oliver Wyman. Despite this short-term disruption, given these multi-faceted growth trajectories across traffic, fleet, manufacturing, and related services, we believe there is a strong opportunity to deliver our relationships and expertise to prospective target companies at attractive valuations.

Given the aforementioned sectors of focus, our business strategy centers on identifying a candidate with an attractive financial profile, robust growth potential and alignment with these aerospace and defense and national security priorities. To this end, our management team, along with our board of directors, has experience in:

■	Identifying and evaluating businesses and investment opportunities and making accretive investments and acquisitions

■	Operating companies in the public and private markets, defining corporate strategy, and identifying, mentoring and recruiting top talent

■	Diligently managing risk and creating strong performance across a variety of economic cycles

■	Both acquiring and organically growing operating businesses, as well as implementing operational efficiencies and effectively managing such businesses

■	Accessing both the public and private capital markets to optimize capital structure

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe:

●	Aligns with National Security Priorities – We will seek businesses that align with the current and future national security priorities of the United States and have the potential to contribute to the safety and security of the United States and its allies.

●	Strong Market Position – We will seek to acquire businesses that have strong market positions and competitive advantages in their sectors.

●	Scalable Business Model – We will look for businesses with scalable business models that can benefit from our management team’s expertise and resources.

●	Proven Management Team – We will prioritize businesses with experienced and capable management teams that have a track record of success. We anticipate that our own officers and directors will complement, not replace, the skills of the target company’s management team. If necessary, we will assess opportunities to improve a target’s management team and to recruit additional talent through our extensive network of contacts.

●	Growth Potential – We will focus on businesses with significant growth potential, both organically and through strategic acquisitions. We will look to acquire a business that is providing solutions in areas prioritized by the U.S. government as posing the greatest threats to U.S. national security. We may initially consider those sectors that complement our management team’s background and broad network of industry relationships.

●	Preparedness for the Public Markets – We will seek to acquire a business that has or can effectively put in place prior to the closing of a business combination the governance, financial systems and controls required in the public markets.

These criteria are not intended to be exhaustive. We may use other criteria as well. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

As described in more details below under “ —Other Consideration and Conflicts of Interest” and in the section entitled “Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” we are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors and conflicts of interest may arise if we select a business combination target that is affiliated with our sponsor, officer or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion that our initial business combination is fair to our company from a financial point of view from either an independent investment banking firm or an independent accounting firm. We are not required to obtain such an opinion in any other context (except as described herein in a situation where our board is not able to independently determine the fair market value of the target business or businesses). Despite our agreement to obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or sponsor, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Such conflicts of interest in connection with a business combination with a business affiliated with our sponsor, executive officers or directors include conflicts related to the additional fiduciary and contractual duties that our directors and officers may have (as further described in the next paragraph) and conflicts resulting from our directors’ and officers’ indirect ownership in the founder shares and private placement units held by our sponsor and the effective price at which such securities were purchased by our sponsor and which may result in the selection of an acquisition target that subsequently declines in value and is unprofitable for public shareholders (while still profitable from our sponsor’s, directors’ and officers’ perspective) instead of not consummating a business combination at all or with a different business combination target (for more information, also see “—Other Consideration and Conflicts of Interest”).

Our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, any future special purpose acquisition companies they may be involved in. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any future special purpose acquisition companies they may be involved in), he or she may need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity. If these entities decide to pursue any such opportunity, we may be precluded from pursuing the same. Further, members of our management team directly or indirectly own our ordinary shares and/or private placement units (including their underlying securities) following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders.

Although affiliates of our directors and officers or entities, to which they have fiduciary obligations, may pursue a similar target universe to us for acquisition or investment opportunities, we anticipate that the specific companies or assets that we may target (e.g. companies in the national security or defense-related industries seeking to go public) will only overlap as appropriate opportunities for such entities and persons due to their investment mandates if such potential targets also desire to enter into other debt or equity transactions with such entities and persons in connection with a going public transaction, which our potential targets may choose to effectuate via a business combination with us or without us via a business combination with a competing special purpose acquisition company or the use of a more traditional initial public offering or direct listing structure. Therefore, we do not expect the fiduciary and contractual duties of our directors, officers, their affiliates and entities, to which they have fiduciary obligations, to materially affect our ability to select an appropriate acquisition target and complete an initial business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding any deferred underwriter fees and taxes payable on the income earned on the trust account) at the time of signing the agreement to enter into the initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test.

If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. Further, as the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. Because of our limited resources and such increased competition for business combination opportunities, including from other special purpose acquisition companies or other entities having a similar business objective to us, it may be more difficult for us to complete our initial business combination or negotiate attractive terms for our initial business combination. Depending on who our competitors will be when negotiating a business combination transaction, we may also be at a competitive disadvantage in successfully negotiating an initial business combination. For more information also see “Risk Factors—Risks Relating to our Search for, and Consummation of, or Inability to Consummate, a Business Combination—As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination” and “Risk Factors—Risks Relating to our Search for, and Consummation of, or Inability to Consummate, a Business Combination—Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.”

Pursuant to a letter agreement that the sponsor executed with us in connection with our initial public offering, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Further, pursuant to such letter agreement, each of our sponsor, directors and officers has agreed to restrictions on its ability to transfer, assign, or sell founder shares, private placement units and public units (if any are purchased in connection with the offering), as summarized in the table below.

SUBJECT SECURITIES	TRANSFER RESTRICTIONS	NATURAL PERSONS AND ENTITIES SUBJECT TO TRANSFER RESTRICTIONS	EXCEPTIONS TO TRANSFER RESTRICTIONS
Founder Shares	Agreement not to (a) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidation with respect to or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder with respect to, any security, (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise, or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b) (each of the foregoing, a “Transfer”), until the earlier of (A) 180 days after the completion of our initial business combination and (B) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Further, no Transfer of any Class A ordinary shares, Class B ordinary shares or any other securities convertible into, or exercisable or exchangeable for, ordinary shares was permitted for 180 days following the pricing of our initial public offering.	Our sponsor, directors and officers	Restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement units, private placement warrants, private placement shares or Class A ordinary shares, as applicable, were originally purchased; (f) pro rata distributions from our sponsor to its members, partners, or shareholders pursuant to our sponsor’s operating agreement, (g) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (h) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (i) in the event of our liquidation prior to the completion of our initial business combination; or (j) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement. Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor and management team with respect to any founder shares and private placement units (including their underlying securities). Further, despite the 180 day transfer restriction following the pricing of our initial public offering and that is described under the column “Transfer restrictions” to the left of this column, the underwriting agreement authorizes registration with the SEC pursuant to the Registration Rights Agreement of the resale of the founder shares, the private placement units (including any private placement units issued upon conversion of working capital loans) and their underlying securities, the exercise of the private placement warrants and the public warrants and the Class A ordinary shares issuable upon exercise of such warrants or conversion of founder shares.

SUBJECT SECURITIES	TRANSFER RESTRICTIONS	NATURAL PERSONS AND ENTITIES SUBJECT TO TRANSFER RESTRICTIONS	EXCEPTIONS TO TRANSFER RESTRICTIONS
Private Placement Units and underlying securities	No Transfer until 30 days after the completion of our initial business combination. Further, no Transfer of any Class A ordinary shares, Class B ordinary shares or any other securities convertible into, or exercisable or exchangeable for, ordinary shares was permitted for 180 days following the pricing of our initial public offering.	Our sponsor, directors and officers	Same as above.

Public Units and underlying securities (if any are purchased in connection with the offering)	No Transfer of any Class A ordinary shares, Class B ordinary shares or any other securities convertible into, or exercisable or exchangeable for, ordinary shares was permitted for 180 days following the pricing of our initial public offering.	Our sponsor, directors and officers	Same as above.

The letter agreement also provides that the sponsor and each director and officer agree to vote any founder shares, private placement shares included in private placement units and any public shares they may own in favor of a proposed initial business combination if we seek shareholder approval for such business combination and in favor of any proposals recommended by our board of directors in connection with such business combination (except with respect to any such public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto). Further, our sponsor, directors and officers also agree not to redeem any public shares they may hold in connection with such shareholder approval. The letter agreement may not be changed, amended, modified or waived as to any particular provision, except by a written instrument executed by (i) each director and officer signatory to the letter agreement with respect to herself or himself, as applicable, to the extent she or he are the subject of any such change, amendment, modification or waiver, (ii) us, and (iii) our sponsor. Changes, amendments, modifications or waivers to the transfer restriction that lasted for180 days following the pricing of our initial public offering required the written consent of the underwriter of our initial public offering. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. Such transfer restrictions have been amended in connection with business combinations for certain other special purpose acquisition companies. For more information, also see “Risk Factors—Risks Relating to our Sponsor and Management Team—Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval”.

In order to facilitate our initial business combination or for any other reason determined by our sponsor, our sponsor may, with our consent, (i) surrender or forfeit, transfer or exchange our founder shares, private placement units or any of our other securities held by it, including for no consideration in connection with a PIPE financing or otherwise, (ii) subject any such securities to earn-outs or other restrictions, and (iii) enter into any other arrangements with respect to any such securities.

We may approve an amendment or waiver of the letter agreement that would allow the sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units or membership interests in our sponsor in a transaction in which the sponsor or members of our management team remove themselves as our sponsor before identifying a business combination. As a result, there is a risk that our sponsor and our officers and directors may divest their ownership or economic interests in us or our sponsor, which would likely result in our loss of certain key personnel. There can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

Other Considerations and Conflicts of Interest

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context (except as described herein in a situation where our board is not able to independently determine the fair market value of the target business or businesses).

The table below summarizes (i) the number of founder shares and private placement units issued to the sponsor in connection with the consummation of our initial public offering and the price paid by the sponsor for such securities, and (ii) the main items of compensation received or eligible to be received by the sponsor, our sponsor’s affiliates and our directors and officers:

ENTITY/ INDIVIDUAL	AMOUNT OF COMPENSATION RECEIVED OR TO BE RECEIVED OR SECURITIES ISSUED OR TO BE ISSUED	CONSIDERATION
Sponsor	5,911,500 founder shares(1)	$24,460 or approximately $0.004 per founder share

638,000 private placement units

	$10,000 per month	Office space, secretarial and administrative services

	Up to $300,000	Repayment of loans made to us to cover offering related and organizational expenses

Sponsor, officers or directors, or our or their affiliates	Up to $1,500,000 in working capital loans by our sponsor, our sponsor’s affiliates and our directors or officers. Such loans may be converted at the option of the lender into private placement units at a conversion price of $10.00 per unit(2)	Working capital loans to fund working capital deficiencies or finance transaction costs in connection with an initial business combination

	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.(3)	Services in connection with identifying, investigating and completing an initial business combination

M. Scott Faris, Scott Letier, Vice Admiral Sean Pybus (ret.) and Jack Selby	126,000 founder shares in the aggregate purchased by such directors from our Sponsor	$540 or approximately $0.004 per founder share, the same per-share price paid by our Sponsor

Gamma Securities LLC, an affiliate of Gamma International Bank	$483,000	Capital markets advisory services in support of the initial public offering and our initial business combination.

(1)	The founder shares and Class A ordinary shares issuable in connection with the conversion of the founder shares may result in material dilution to our public shareholders due to the nominal price of $0.004 per founder share at which our sponsor purchased the founder shares and/or the anti-dilution rights of our founder shares that may result in an issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. Our sponsor, directors and officers and their affiliates may receive additional compensation and/or may be issued additional securities in connection with an initial business combination, including securities that may result in material dilution to public shareholders.

(2)	The $10.00 per private placement unit conversion price for such working capital loans may potentially be significantly less than the market price of our shares at the time the lenders elect to convert their working capital loans into private placement units. Further, the $11.50 exercise price of the private placement warrants included in the private placement units issuable upon conversion of working capital loans may be significantly less than the market price of our shares at the time such private placement warrants are exercised. Similarly, depending on the market price of our shares at the time our private placement warrants are exercised, the cashless exercise feature of our private placement warrants may also result in material dilution to our public shareholders given that the cashless exercise of the warrants will not result in any cash proceeds to us and holders of our private placement warrants would pay the private placement warrant exercise price by surrendering their warrants for a number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “Sponsor fair market value” (as defined below) over the exercise price of the warrants by (y) the Sponsor fair market value. The “Sponsor fair market value” shall mean the average reported last sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. Therefore, such private placement unit issuances may result in significant dilution to holders of our shares. For more information also see “Risk Factor—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs” and “Risk Factors—Risks Relating to our Sponsor and Management Team—Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.”

(3)	For more information, also see “ —Sources of Target Businesses,” “Executive Compensation” and “Certain Relationships and Related Transactions, and Director Independence.”

Affiliates of our sponsor, our officers and members of our board of directors directly or indirectly own founder shares and private placement units (including their underlying securities) following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we do not complete our initial business combination within 24 months from the closing of our initial public offering, the founder shares and private placement units held by our sponsor may lose most of their value, except to the extent that the founder shares or the Class A ordinary shares included in the private placement units receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Similarly, additional conflicts of interests may arise and incentives may be created to select an acquisition target that subsequently declines in value and is unprofitable for public shareholders instead of not consummating a business combination if (i) after the redemption of public shareholders no assets are available outside of the trust account to repay any loans extended to us by our sponsor, affiliates of our sponsor or our officers and directors and to reimburse our sponsor and others for any out-of-pocket expenses incurred in connection with identifying, investigating and completing an initial business combination or (ii) not consummating a business combination within the allotted time may require service providers to forfeit their fees. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

In addition, certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, any future special purpose acquisition companies they may be involved in. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any future special purpose acquisition companies they may be involved in), then he or she may need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity. If these entities decide to pursue any such opportunity, we may be precluded from pursuing the same. Although affiliates of our directors and officers or entities, to which they have fiduciary obligations, may pursue a similar target universe to us for acquisition or investment opportunities, we anticipate that the specific companies or assets that we may target (e.g. companies in the national security or defense-related industries seeking to go public) will only overlap as appropriate opportunities for such entities and persons due to their investment mandates if such potential targets also desire to enter into other debt or equity transactions with such entities and persons in connection with a going public transaction, which our potential targets may choose to effectuate via a business combination with us or without us via a business combination with a competing special purpose acquisition company or the use of a more traditional initial public offering or direct listing structure. Therefore, we do not expect the fiduciary and contractual duties of our directors, officers, their affiliates and entities, to which they have fiduciary obligations, to materially affect our ability to select an appropriate acquisition target and complete an initial business combination.

To address the matters set out above, our amended and restated memorandum and articles of association provide that, to the maximum extent permitted by law: (i) no individual serving as a director or an officer or the sponsor shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer or the sponsor, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director, an officer or the sponsor to any other entity. In addition our amended and restated memorandum and articles of association provide that except to the extent expressly assumed by contract, to the fullest extent permitted by law, a director, an officer or the sponsor shall have no duty to communicate or offer any such corporate opportunity us and shall not be liable to us or our shareholders for breach of any fiduciary duty as a shareholder, director and/or officer solely by reason of the fact that such party pursues or acquires such corporate opportunity for itself, himself or herself, directs such corporate opportunity to another person, or does not communicate information regarding such corporate opportunity to us. Except as provided in our amended and restated memorandum and articles of association, to the fullest extent permitted by law, our amended and restated memorandum and articles of association provide that we renounce any interest or expectancy of the company in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for both the company and a director, an officer or the sponsor, about which a director and/or officer acquires knowledge. To the extent a court might hold that the conduct of any activity related to a corporate opportunity that is renounced in our amended and restated memorandum and articles of association to be a breach of duty to the company or our shareholders, we will waive, to the fullest extent permitted by law, any and all claims and causes of action that we may have for such activities.

Further, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In particular, certain of our officers and directors may serve as an officer and/or director of other future special purpose acquisition companies. For more information on conflicts of interests, also see the sections entitled “Risk Factors —Risks Relating to our Sponsor and Management Team” and “Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

We have until the date that is 24 months from the closing of our initial public offering or until such earlier liquidation date as our board of directors may approve to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, and the related amendments are approved by the shareholders, holders of Class A ordinary shares will be offered an opportunity to redeem their shares in connection with the implementation of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to applicable law. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of our initial public offering. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend, our sponsor may lose its entire investment in our founder shares and our private placement units. For more information, also see “Risk Factors—Risks Relating to our Securities—Since our sponsor, executive officers and directors may lose their entire investment in us (other than with respect to public shares they may acquire during or after our initial public offering) if our initial business combination is not completed and no liquidating distributions from assets outside the trust account are available, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.”

As described under “Risk Factors—Risks Relating to Our Sponsor and Our Management Team—You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available,” the holders of our warrants will not be permitted to exercise their warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available. If the issuance of the Class A ordinary shares upon exercise of our public warrants is not registered or qualified or exempt from registration or qualification, the holders of such warrants will not be entitled to exercise their warrants and the warrants may have no value and expire worthless. In such an instance, our sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their private placement warrants (given the private placement warrants are exercisable for cash or “cashless” at the option of our sponsor and its permitted transferees) and our sponsor and its permitted transferees may sell the Class A ordinary shares issuable upon exercise of such private placement warrants while holders of our public warrants would not be able to exercise their warrants and sell the Class A ordinary shares issuable upon exercise.

Further, if and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under applicable state securities laws and even if an exemption from such registration or qualification is not available. As a result, we may redeem our public warrants even if the public holders are otherwise unable to exercise their public warrants (for more information, also see “Risk Factors—Risks Relating to Our Sponsor and Our Management Team—We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.”). In addition, the ability to redeem our public warrants could create conflicts of interest as it limits the potential upside of holders of our public warrants while our non-redeemable private placement warrants remain outstanding and become more valuable as our share price increases. Our management team may also require holders to exercise their warrants on a “cashless” basis, which would reduce the number of Class A ordinary shares received by a holder upon exercise of their warrants and thereby reduce the potential equity “upside” of a public holder’s investment in us. For more information, also see “Risk Factors—Risks Relating to Our Sponsor and Our Management Team—Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.”

Our Sponsor

Our sponsor, Perimeter Acquisition Sponsor LLC, is a Delaware limited liability company that was formed for the sole purpose of holding securities in us and provide certain services to us pursuant to the administrative services and indemnification agreement, as further described herein. Jordan Blashek, our executive chairman, is the managing member of our sponsor. Gamma International Bank, Josef Valdman, Jordan Blashek, and Todd Lemkin, or their respective affiliates, own Class A interests in the sponsor, which represent approximately 45%, 30%, 15% and 6%, respectively, of interests representing the founder shares held by the sponsor. Gamma International Bank, or its affiliates, will own Class B interests in the sponsor, which will represent approximately 95% of interests representing the private placement units held by the sponsor. The remaining Class B interests in the sponsor will be owned by Messrs. Berthy, Blashek, Lemkin and Valdman or their respective affiliates.

On March 7, 2025, our sponsor paid $25,000 to cover for certain expenses on our behalf in exchange for the issuance of 4,312,500 founder shares, or approximately $0.006 per share. Prior to our initial public offering, our sponsor transferred an aggregate of 90,000 of our founder shares to our four independent director nominees at the same per-share purchase price paid by our sponsor. In May 2025, we effected two share capitalizations pursuant to which we issued an additional 1,689,000 founder shares to our sponsor and 36,000 founder shares to our independent director nominees resulting in an aggregate of 6,037,500 founder shares issued and outstanding.

In addition, our sponsor, pursuant to a written agreement, purchased 638,000 private placement units, at a price of $10.00 per unit ($6,380,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses, market and other uncertainties in the initial public offering process, including, but not limited, underwriting discounts and commissions, marketing and road show efforts, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Financial Position

With funds available for a business combination initially in the amount of $239,298,018 as of December 31, 2025 (after payment of $8,452,500 of deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the sale of the private placement units, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any specific business combination target yet. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There is no limitation on our ability to raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness, privately or through other means, in connection with our initial business combination, including pursuant to forward purchase agreements, non-redemption or backstop arrangements we may enter into following consummation of our initial public offering. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise. For more information also see “Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks,” “Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs” or “Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.”

Sources of Target Businesses

Our process of identifying acquisition targets will leverage our management team’s unique industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our final prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In addition, we may pay our sponsor or any of our officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination (regardless of the type of transaction that it is), which we will disclose in the proxy statement filed in connection with our initial business combination. We have agreed to pay our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor, officers or directors, or our or their affiliates, for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by the company in such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context (except as described herein in a situation where our board is not able to independently determine the fair market value of the target business or businesses).

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including any future special purpose acquisition companies they may be involved in and entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. For more information, see “Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to identify and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding (excluding the private placement shares included in the private placement units) or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding (excluding the private placement shares included in the private placement units);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase units, public shares, warrants or equity-linked securities in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Additionally, at any time at or prior to the completion of our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire units, public shares or warrants or not redeem their public shares. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

There is no limit on the number of securities our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase units, public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such purchases of shares could be to (i) increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (holding Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, directors, officers, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers, advisors and/or their affiliates will be subject to restrictions in making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase units, public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	Our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers, advisors and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our shareholder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “—Permitted Purchases and Other Transactions with Respect to Our Securities” above for a description of how such persons will determine from which shareholders to seek to acquire securities.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares, that were sold as part of the units in our initial public offering, which we refer to collectively as our public shares, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants or any private placement units and their underlying securities. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares included in any private placement units and public shares in connection with (i) the completion of our initial business combination and (ii) in connection with the implementation of, following a shareholder vote to approve, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to (i) the rights of holders of our Class A ordinary shares or (y) pre-initial business combination activity.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares that were sold as part of the units in our initial public offering, which we refer to collectively as our public shares, upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange rule or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if the business combination is approved by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of such holders as, being entitled to do so, vote in person or by proxy at a general meeting of the company (and where a poll is taken regard shall be had in computing a majority to the number of votes to which each holder is entitled). In such case, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares included in any private placement units and any public shares (including public shares that are part of a public unit) purchased during or after our initial public offering in favor of our initial business combination (except with respect to any such public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto). As a result, in addition to our founder shares and private placement shares included in the private placement units issued concurrently with the consummation of our initial public offering, we would need 8,694,000, or 36%, of the 24,150,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their shares, we will not need any public shares in addition to our founder shares and the private placement shares included in the private placement units purchased by our sponsor simultaneously with our initial public offering to be voted in favor of an initial business combination in order to approve an initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor, our management team and underwriter have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares included in any private placement units and public shares in connection with (i) the completion of our initial business combination and (ii) in connection with the implementation of, following a shareholder vote to approve, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to (x) the rights of holders of our Class A ordinary shares or (y) pre-initial business combination activity.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the public shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the public shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants or our private placement units and their underlying securities.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to properly comply with the procedures to redeem shares, its shares may not be redeemed. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of our initial public offering to consummate an initial business combination. If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we have not consummated an initial business combination within 24 months from the closing of our initial public offering.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares or private placement shares included in private placement units they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within 24 months from the closing of our initial public offering).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to (x) the rights of holders of our Class A ordinary shares or (y) pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon implementation of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals, divided by the number of the then-outstanding public shares. This redemption right shall apply in connection with the implementation of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $762,932 of proceeds held outside the trust account as of December 31, 2025, plus funds from permitted withdrawals, plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our independent registered accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us (excluding our independent registered accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentially or other similar agreement or business combination agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn for permitted withdrawals and, if we decide to liquidate, $100,000 of dissolution expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn for permitted withdrawals and, if we decide to liquidate, $100,000 of dissolution expenses, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $762,932 held outside of the trust account (as of December 31, 2025) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”

As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of (i) the redemption of our public shares if we do not consummate an initial business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein, (ii) the redemption of any public shares properly tendered in connection with the implementation by the directors, following a shareholder vote, an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to (x) the rights of holders of our Class A ordinary shares or (y) pre-initial business combination activity, and (iii) if they properly elect to redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we do not consummate an initial business combination within 24 months from the closing of our initial public offering.

	REDEMPTIONS IN CONNECTION REDEMPTIONS IN CONNECTION WITH OUR INITIAL BUSINESS COMBINATION	OTHER PERMITTED PURCHASES OF PUBLIC SHARES BY OUR AFFILIATES	REDEMPTIONS IF WE FAIL TO COMPLETE AN INITIAL BUSINESS COMBINATION
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals, if any, divided by the number of the then-outstanding public shares, subject to any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may purchase units, public shares or warrants in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. If our sponsor, directors, officers, advisors or their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.	If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares.

Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and permitted withdrawals.	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsor, who will be our only remaining shareholder after such redemptions.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition or blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who properly exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of our initial public offering. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from March 13, 2025, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Item 1A. Risk Factors

An investment in the Company’s securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units, Class A ordinary shares or warrants. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Summary of Risk Factors

The following is only a summary of certain risks to which we are exposed. We urge you to read the full risk factor section that begins after this “Summary of Risk Factors” section. Risks to which we are exposed include, but are not limited to, the following:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective. Until we complete our initial business combination, we will have no operations and will generate no operating revenues.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial business combination within 24 months from the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate. Our warrants will expire without value to the holder if we do not complete our initial business combination within the timeframe required by our amended and restated memorandum and articles of association.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders.

●	If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

●	Past experience or performance by our management team or their affiliates may not be indicative of future performance of an investment in us.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrant could be converted into cash or shares (at a ratio different than initially provided), the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by our sponsor and our directors for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

●	We may be a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

●	An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor, including uncertainty with respect to the allocation of basis among the components of our units, the tax treatment of a cashless exercise of public warrants and the applicable holding period of our Class A ordinary shares.

●	Because we are incorporated in the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

●	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

Risks Relating to our Search for, and Consummation of, or Inability to Consummate, a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares (excluding the private placement shares included in the private placement units) to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding ordinary shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rule, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate. Please see the section entitled “Business—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions and the per-share value of shares held by non-redeeming shareholders may reflect our obligation to pay the deferred underwriting commissions.

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares (excluding the private placement shares included in the private placement units) immediately following the completion of our initial offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association will provide that, if we seek shareholder approval, we will complete our initial business combination only if the business combination is approved by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of such holders as, being entitled to do so, vote in person or by proxy at a general meeting of the company (and where a poll is taken regard shall be had in computing a majority to the number of votes to which each holder is entitled). As a result, in addition to our founder shares and private placement shares included in the private placement units issued concurrently with the consummation of our initial public offering, we would need 8,694,000, or 36%, of the 24,150,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their shares, we will not need any public shares in addition to our founder shares and the private placement shares included in the private placement units purchased by our sponsor simultaneously with our initial public offering to be voted in favor of an initial business combination in order to approve an initial business combination. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with the implementation by the directors of, following a shareholder vote, an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to (x) the rights of holders of our Class A ordinary shares or (y) pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will any public shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions, such as the payment of expenses incurred in connection with the business combination. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels (for more information on additional financings, also see “—We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks,” “—We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs,” “—We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us,” and “—We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.”). Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. The effect of this dilution will be greater for shareholders who do not redeem. In addition, the amount of the deferred underwriting compensation payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “—The nominal purchase price paid by our sponsor and our directors for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our Class A ordinary shares to materially decline.” The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination within the required time period with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

The nominal purchase price paid by our sponsor and our directors for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our Class A ordinary shares to materially decline.

While we initially offered our units at an offering price of $10.00 per unit and the amount in our trust account has initially anticipated to be $10.00 per public share included in such public units, resulting in an implied initial value of $10.00 per public share, the founder shares held by our sponsor were issued at a nominal aggregate purchase price of $25,000, or approximately $0.004 per share (which does not include and is not adjusted for the private placement shares included in the private placement units purchased by our sponsor simultaneously with the consummation of our initial public offering). As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. For example, the following table shows the public shareholders’ and sponsor’s investment per share and how that compares to the implied value of one of our shares upon the consummation of our initial business combination if at that time we were valued at $241,500,000, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination. At such valuation, each of our ordinary shares would have an implied value of approximately $7.83 per share, which is an approximately 22.0% decrease as compared to the initial implied value per public share of $10.00.

Public shares included in public units	24,150,000
Founder shares	6,037,500
Private placement shares included in private placement units	638,000
Total shares	30,825,500
Total funds in trust available for initial business combination (1)	$241,500,000
Implied value per share	$7.83
Public shareholders’ investment per share	$10.00
Sponsor’s average investment per share (2)	$0.96

(1)	Does not take into account other potential impacts on our valuation at the time of the business combination, such as the trading price of our public shares, interest accrued on any funds deposited in connection with the closing of the initial public offering, the business combination transaction costs (including payment of deferred underwriting commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects.

(2)	The sponsor’s total investment in the equity of the company, inclusive of the founder shares and the sponsor’s $6,380,000 investment in the private placement units, is $6,405,000.

While the implied value of our public shares may be diluted, the implied value of approximately $7.83 per share would represent a significant implied profit for our sponsor relative to the initial purchase price of the founder shares. Our sponsor invested an aggregate of $6,405,000 in us in connection with our initial public offering, comprised of the $25,000 purchase price for the founder shares and the $6,380,000 purchase price for the private placement units. At $7.83 per share, the 6,037,500 founder shares would have an aggregate implied value of $47,273,625 and the 638,000 private placement units would have an implied value of $4,995,540. As a result, even if the trading price of our public units or Class A ordinary shares significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us, assuming it retains after closing of our initial business combination 6,037,500 Class A ordinary shares with respect to its 6,037,500 founder shares and 638,000 private placement units, even if the trading price of our public units or Class A ordinary shares were as low as approximately $0.96 per share. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our public units or Class A ordinary shares to decline, while our public shareholders who purchased their units in our initial public offering could lose significant value in their securities. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust account for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

We may engage our underwriter or any of its respective affiliates to provide additional services to us after our initial public offering, which may include acting as M&A advisors in connection with an initial business combination or as placement agents in connection with a related financing transaction. Our underwriter is entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause our underwriter to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage our underwriter or any of its affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agents in a private offering or arranging debt financing transactions. We may pay our underwriter or any of its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with our underwriter or any of its affiliates and no fees or other compensation for such services will be paid to our underwriter or its affiliates prior to the date that is 60 days from the date of the final prospectus related to our initial public offering, unless such payment would not be deemed underwriter compensation in connection with our initial public offering.

The underwriter is also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriter’s or its affiliates’ financial interests are tied to the consummation of a business combination transaction, which may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriter is under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our initial public offering. An increasing number of SPACs have liquidated beginning in the second half of 2022 due to an inability to complete an initial business combination within their allotted time periods. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including, but not limited to, the war between Russia and Ukraine, the Middle East conflict and the Israel-Hamas conflict.

If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of applicable law. In such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares.

We have until the date that is 24 months from the closing of our initial public offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension and the related amendments are implemented by the directors, holders of Class A ordinary shares will be offered an opportunity to redeem their shares in connection with the implementation of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to applicable law. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases the other requirements of applicable law, and our warrants will expire worthless. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of our initial public offering. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend, our sponsor may lose its entire investment in our founder shares and our private placement units. For more information, also see “—Since our sponsor, executive officers and directors may lose their entire investment in us (other than with respect to public shares they may acquire during or after our initial public offering) if our initial business combination is not completed and no liquidating distributions from assets outside the trust account are available, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.”

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or warrants.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors and their affiliates may purchase units, public shares, equity-linked securities or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Additionally, at any time at or prior to the completion of our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire units, public shares or warrants or not redeem their public shares, including such public shares included in public units. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

There is no limit on the number of securities our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase units, public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. The purpose of any such purchases of shares could be to (i) increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (holding Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, directors, officers, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers, advisors and/or their affiliates will be subject to restrictions in making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase units, public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	Our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers, advisors and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our shareholder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Business—Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how such persons will determine from which shareholders to seek to acquire securities.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Business—Effecting Our Initial Business Combination—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive business combinations could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account and funds from our permitted withdrawals are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on permitted withdrawals and loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement units, only approximately $762,932 (as of December 31, 2025) are available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our management team or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, our estimate may not be accurate, and our sponsor, members of our management team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If in addition to our permitted withdrawals we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our management team or any of their affiliates or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The private placement units issued upon conversion of any such loans would be identical to the private placement units sold in a private placement concurrently with our initial public offering. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons. We and our directors and managers (including officers) who knowingly and willfully authorized or permitted any distribution or dividend to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $15,000 Cayman Island dollars and imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after the first full fiscal year that the company is in existence. As an exempted company, there is no requirement under the Companies Act for us to hold annual general meetings, or shareholder meetings to elect directors. Until we hold an annual general meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a three-year term.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our sponsor may receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

Subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the founder shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one basis or will automatically convert into Class A ordinary shares (such Class A ordinary share delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination. If additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares at the time of the closing of an initial business combination will equal, in the aggregate, twenty per cent (20%) of the sum of: (a) the total number of Class A ordinary shares in issue upon completion of our initial public offering (including any Class A ordinary shares issued pursuant to the underwriter’s over-allotment option and excluding any Class A ordinary shares underlying the private placement warrants issued to the sponsor); plus (b) all Class A ordinary shares and equity-linked securities issued or deemed issued related to or in connection with the closing of our initial business combination, excluding any ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private placement-equivalent warrants issued to the sponsor or an affiliate of the sponsor or to the company’s officers and directors upon the conversion of working capital loans made to the company; minus (c) the number of public shares redeemed in connection with our initial business combination. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of a majority of not less than two-thirds of holders of our ordinary shares as, being entitled to do so, vote in person or by proxy at a general meeting of the company (and where a poll is taken regard shall be had in computing a majority to the number of votes to which each holder is entitled), and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash in connection with the implementation of, following the approval of the shareholders, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to (x) the rights of holders of our Class A ordinary shares or (y) pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered hereby, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association in the manner described above in order to effectuate our initial business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon the closing of our initial public offering, our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares (excluding the private placement shares included in the private placement units). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, our sponsor will be able to approve any such proposal without the vote of any other shareholder. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by holders representing at least ninety per-cent (90%) (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the holders of our outstanding ordinary shares as, being entitled to do so vote in person or by proxy at a general meeting of the company (and where a poll is taken, regard shall be had in computing a majority to the number of votes to which each holder is entitled). If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment and removal of directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, this diligence may not surface all material issues with a particular target business. In addition, factors outside of the target business and outside of our control may later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentially or other similar agreement or business combination agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn for permitted withdrawals and, if we decide to liquidate, $100,000 of dissolution expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account is less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn for permitted withdrawals and, if we decide to liquidate, $100,000 of dissolution expenses, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders.

In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Holders of Class A ordinary shares will not be entitled to vote on any appointment or removal of directors we hold prior to the completion of our initial business combination and will also not be able to vote on our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

Prior to the completion of our initial business combination, only holders of our founder shares will have the right to vote on the appointment and removal of directors. Holders of our public shares will not be entitled to vote on the appointment or removal of directors during such time. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, our sponsor will be able to approve any such proposal without the vote of any other shareholder.

Except where such amendment is proposed in respect of the consummation of an initial business combination, the provisions of our amended and restated memorandum and articles of association governing (i) the appointment and removal of directors prior to our initial business combination and (ii) our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by not less than ninety per cent (90%) of the holders of our outstanding ordinary shares as, being entitled to do so, vote in person or by proxy at a general meeting of the company (and where a poll is taken, regard shall be had in computing a majority to the number of votes to which each holder is entitled).

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses of special purpose acquisition companies have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Because we intend to seek a business combination with a target business in the national security or defense-related industries, we expect our future operations to be subject to risks associated with this industry.

Business combinations with companies in the national security or defense-related industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	An inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	An inability to manage rapid change, increasing customer expectations and growth;

●	A reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

●	An inability to deal with our customers’ privacy concerns;

●	An inability to attract and retain customers;

●	An inability to license or enforce intellectual property rights on which our business may depend;

●	Any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

●	Potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	Disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

●	An inability to obtain necessary hardware, software and operational support;

●	Reliance on third-party vendors or service providers;

●	Our business may be subject to extensive government regulations in the markets in which we will operate, any of which may be difficult and expensive to comply with; for instance, if we were to contact with the U.S. government, such regulations would include extensive procurement regulations applicable to sales to the U.S. government, export-import control, security, contract pricing and costs, and product integrity requirements, and changes to those regulations could increase our costs; foreign governments with whom we contact may have similar, or more onerous regulations, changes to which could also increase our costs;

●	If we contract with the any particular government, including the U.S. government, such government may modify, curtail or terminate one or more of our contracts, and changes in such government’s spending and priorities could impact our financial position, results of operations and overall business; and

●	U.S. government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and various agency Inspectors General, routinely audit and investigate government contractors, and foreign governments with whom we contract may have similar processes to audit and investigate their government contractors.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the national security or defense-related industries. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Although we have identified general criteria that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

Although we have identified general criteria for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective business combination with a target that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors is not able to independently determine the fair market value of the target business or businesses, we, or a committee of independent directors, are not required to obtain an opinion from an independent accounting firm or another independent entity that commonly renders valuation opinions stating that the price we are paying is fair to the company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association will authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Annual Report. There are 175,212,000 and 13,962,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis (such Class A ordinary share delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination), subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association. As of the date of this Annual Report, there are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete its initial business combination or under an employee incentive plan after completion of an initial business combination. We may also issue Class A ordinary shares in connection with the redemption of warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to the completion of our initial business combination, we may not issue additional shares or any other securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a special resolution, being the affirmative vote of a majority of not less than two-thirds of the holders of the issued ordinary shares as, being entitled to do so, vote in person or by proxy at a general meeting of the company (and where a poll is taken, regard shall be had in computing a majority to the number of votes to which each holder is entitled). The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded to Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, the post-business combination company’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of officers and directors;

●	may have the effect of delaying or preventing a change of control of the post-business combination company by diluting the share ownership or voting rights of a person seeking to obtain control of the post-business combination company;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

For more information on additional financing that we may raise in connection with our business combination and risks related thereto, also see “—We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs” and “—We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.”

We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) in order to complete an initial business combination and provide sufficient liquidity and capital to the post-business combination entity. As of the date of this Annual Report, we have no commitments to issue any shares in connection with such a transaction. The price of the shares so issued in connection with an initial business combination may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which we issue such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial business combination. We may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial business combination compared to a traditional initial public offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt, except for the Working Capital Note (as defined below), or to otherwise incur debt following our initial public offering, we may choose to pursue a business combination in connection with which we incur substantial debt. No issuance of debt will affect the per share amount available for redemption from the trust account. However, if we issue debt securities or otherwise incurs significant debt to banks or other lenders or the owners of a target, it could result in:

●	default and foreclosure on the assets of the post-business combination company if its operating revenues are insufficient to repay its debt obligations;

●	acceleration of the post-business combination company’s obligations to repay such indebtedness, even if it makes all principal and interest payments when due, if it breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	the post-business combination company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	the post-business combination company’s inability to obtain necessary additional financing if the debt security contains covenants restricting its ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of the post-business combination company’s cash flow to pay principal and interest on its debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on the post-business combination company’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on the post-business combination company’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes and other disadvantages compared to its competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2025, we have approximately $239,298,018 million available in our trust account that we may use to complete our initial business combination (after deducting $8,452,500 of deferred underwriting commissions being held in the trust account and not including any cash held outside of the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we do not adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of our initial public offering.

If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption of our public shares or the date of liquidation of the company unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption of our public shares or any liquidation of the company will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association.

We may not be able to complete a business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Our sponsor, Perimeter Acquisition Sponsor LLC, is a Delaware limited liability company. Our initial shareholders, which include our sponsor and directors, currently own an aggregate of 6,037,500 founder shares and have purchased 638,000 private placement units. Our sponsor has certain ties with non-U.S. persons and, as a result, CFIUS may deem our sponsor a “foreign person.” As such, our business combination could be subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”). If our business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business, then there is an increased risk that restrictions, limitations or conditions will be imposed by CFIUS. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing a business combination. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a business combination post-closing.

Moreover, other countries continue to strengthen their own national security investment clearance regimes (including with respect to technology, infrastructure, and data-related transactions), and a business combination that involves assets or entities outside of the U.S. may also face delays, limitations or restrictions as a result of notifications made under and/or compliance with these legal regimes. Heightened scrutiny of foreign direct investment worldwide, including changes to the implementing laws and regulations or agency practice, may constrain the universe of opportunities for a business combination.

Additionally, in August 2023, the President of the United States issued an executive order setting forth the framework for outbound investment controls regulating U.S. investment to countries and companies deemed to be averse to U.S. national security and foreign policy interests. While the U.S. Department of the Treasury issued a Notice of Proposed Rulemaking in June 2024 contemplating the imposition of notification requirements for, and the potential prohibition of, outbound investment involving semiconductors and microelectronics, quantum information technologies, and artificial intelligence by U.S. persons into certain entities with a nexus to China, the exact scope and application of the outbound investment program has yet to be determined. When restrictions on U.S. outbound investment become effective, these could limit the universe of business combinations investments available to the sponsor and/or adversely affect the governance and operations of the sponsor and/or the combined company.

Finally, more than two dozen U.S. states have enacted or are considering legislation that would prohibit, restrict or regulate foreign investment in real property in such states. The sponsor cannot exclude the possibility that some or all of these states may prohibit, restrict or regulate (including requiring disclosure) a business combination. Collectively, these laws also elevate the likelihood that the sponsor will be required or requested to disclose to U.S. federal and/or state regulators information the sponsor and/or the combined company, their structure and their beneficial ownership and control.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination within 24 months from the closing of our initial public offering because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, shareholders of record may only receive their pro rata portion of funds available in the trust account and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the trust account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held as cash, including in demand deposit accounts at a bank, or invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with the implementation by the directors, following a shareholder vote, an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to (i) rights of holders of our Class A ordinary shares or (y) or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, there is a risk that we could be deemed an investment company and subject to the Investment Company Act.

In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the Company. As a result, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless, would lose the investment opportunity in a target company with which we may decide to consummate an initial business combination and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities.

If our circumstances change over time, we will update our disclosure to reflect how such changes impact the risk that we may be considered to be operating as an unregistered investment company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, the interest earned on the funds held in the trust account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We intend to initially hold the funds in the trust account as cash, including in demand deposit accounts at a bank, or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, the rate of interest we receive on the funds held in the trust account may be materially decreased. However, interest previously earned on the funds held in the trust account still may be released to us for permitted withdrawals. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which became effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent and ongoing military action between Russia and Ukraine.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic.

The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our ability to search for a business combination or finance such business combination, and the business, financial condition and results of operations of any target business with which we ultimately consummate a business combination may be materially adversely affected.

Macro-economic turbulence and instability relating to recent and ongoing global conflicts and other drivers of uncertainty may adversely affect our business, investments and results of operations and our ability to successfully consummate a business combination.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and consumer perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyber attacks and data breaches, public health emergencies (such as another pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia, the conflict in the Middle East and the military conflict in Israel and Gaza) and/or public policy, including increased state, local or federal taxation, could adversely affect our financial condition, the financial condition of prospective target companies for our initial business combination, or the financial condition of the combined company even if we successfully consummate a business combination, as well as our ability to locate a commercially viable target company for our business combination in the first instance.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of the holders of our ordinary shares as, being entitled to do so, vote in person or by proxy at a general meeting of the company (and corresponding amendments to the trust agreement governing the release of funds from our trust account require the approval of holders of 65% of our ordinary shares), which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association will provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning the affirmative vote of at least two-thirds of the holders of our ordinary shares as, being entitled to do so, vote in person or by proxy at a general meeting of the company (and where a poll is taken, regard shall be had in computing a majority to the number of votes to which each holder is entitled), and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares, which are represented in person or by proxy and are voted at a general meeting; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment of directors prior to our initial business combination and our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by a majority of not less than ninety percent (90%) of the holders of our outstanding ordinary shares as, being entitled to do so, vote in person or by proxy at a general meeting of the Company (and where a poll is taken, regard shall be had in computing a majority to the number of votes to which each holder is entitled). Our sponsor, and its permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of our initial public offering (excluding the private placement shares included in the private placement units), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to (x) the rights of holders of our Class A ordinary shares or (ii) pre-initial business combination activity; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon effectiveness of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, because we have not yet selected any specific target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Risks Relating to our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be held in cash, including in demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or we make certain amendments to our amended and restated memorandum and articles of association, our public shareholders will be provided with the opportunity to redeem their shares to receive their pro-rata share of the proceeds held in the trust account, plus any interest earned on the trust account and not previously released to us for permitted withdrawals (less, in the case we are unable to complete our initial business combination within 24 months from the closing of our initial public offering, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our public shares sold in our initial public offering, you will lose the ability to redeem all such shares in excess of 15% of our public shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the public shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding such 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are currently listed on Nasdaq. Our securities may not be, or may not continue to be, listed on Nasdaq in the future or prior to the completion of our initial business combination. In order to continue listing our securities on Nasdaq prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our initial public offering, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, our units will not be traded in connection with our initial business combination, and we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier, such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We may not be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.”

Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

A market for our securities may not develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of geopolitical events like the conflicts in Ukraine and Russia, the Middle East conflict, the Israel-Hamas conflict, or economic impacts, such as a result of inflation, tariffs and the COVID-19 virus or any variants thereof. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment and removal of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies may change in ways adverse to us and our management team. Fewer insurance companies may offer quotes for directors and officers liability coverage, the premiums charged for such policies may increase and the terms of such policies may become less favorable.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement that we entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor, and its permitted transferees can demand that we register the resale of the securities they hold or may acquire, including the Class A ordinary shares into which founder shares are convertible and the securities included in private placement units (including any private placement units that may be issued upon conversion of working capital loans), such as the private placement shares included in private placement units, the warrants included in such private placement units and any Class A ordinary shares issuable upon conversion of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor, holders of working capital loans or their permitted transferees are registered for resale.

Risks Relating to our Sponsor and Management Team

We are dependent upon our executive officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In particular, certain of our officers and directors may serve as an officer and/or director of other blank check companies. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors may serve as an officer and/or director of other blank check company.

Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or may be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

In addition, our directors and officers may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us. Our amended and restated memorandum and articles of association will provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our sponsor and its affiliates and our directors and officers are also not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers and Corporate Governance,” “Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers and directors own membership interests, limited partnership interests or other equity interests in our sponsor and indirect interests in our Class B ordinary shares and private placement units which may result in interests that differ from the economic interests of the investors in our initial public offering, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold interests in our sponsor and our public shareholders that may not be resolved in favor of our public shareholders. See the section titled “Directors, Executive Officers and Corporate Governance—Conflicts of Interest” for more information.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it may be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or sponsor which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or sponsor. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. As of the date of this Annual Report, our sponsor, officers and directors are not aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more target businesses affiliated with our sponsor, executive officers, directors or sponsor, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. For more information, also see “Business—Other Considerations and Conflicts of Interest” and “Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Since our sponsor, executive officers and directors may lose their entire investment in us (other than with respect to public shares they may acquire after our initial public offering) if our initial business combination is not completed and no liquidating distributions from assets outside the trust account are available, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 7, 2025, Perimeter Acquisition Sponsor LLC paid $25,000 to cover for certain expenses on our behalf in exchange for the issuance of 4,312,500 founder shares, or approximately $0.006 per share. Prior to our initial public offering, our sponsor transferred an aggregate of 90,000 of our founder shares to our four independent director nominees at the same per-share purchase price paid by our sponsor. Prior to such initial investment in the company of $25,000, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount so paid by the number of founder shares issued in consideration therefor. In May 2025, we effected two share capitalizations pursuant to which we issued an additional 1,689,000 founder shares to our sponsor and 36,000 founder shares to our independent director nominees resulting in an aggregate of 6,037,500 founder shares issued and outstanding. In addition, our sponsor purchased 638,000 private placement units, at a price of $10.00 per unit ($6,380,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. Holders of our founder shares and private placement shares included in the private placement units have agreed to waive their right to receive distributions from our trust account in connection with a redemption of our public shares. Unless there are liquidating distributions from assets outside the trust account, the founder shares and private placement units will be worthless if we do not consummate an initial business combination within the required time period. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

We may not have sufficient funds to satisfy indemnification claims of our sponsor, directors and officers.

We have agreed to indemnify our sponsor and our officers and directors to the fullest extent permitted by law. However, our sponsor and our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our sponsor and our officers and directors may discourage shareholders from bringing a lawsuit against our sponsor and our officers or directors. These provisions also may have the effect of reducing the likelihood of derivative litigation against our sponsor and our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Annual Report, or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant. Notwithstanding the foregoing, (a) any amendment to the terms of the private placement warrants shall only require our consent and the holders of a majority of the private placement warrants, (b) we may lower the exercise price of the warrants or extend the duration of the exercise period of the warrants without the consent of the registered holders of the warrants, and (c) we may in our sole discretion and at any time allow or require the exercise of the warrants on a “cashless basis” without the consent of any registered holders.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Annual Report and Exhibit 4.x thereto have been satisfied, our management will have the option to require any holder that wishes to exercise its public warrants to do so on a cashless basis. If our management chooses to require holders to exercise their public warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised their public warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in us.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 12,075,000 of our Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, also issued in a private placement as part of the private placement units sold concurrently with our initial public offering an aggregate of 319,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans to us, including the Working Capital Note, up to $1,500,000 of such loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The private placement units issued upon conversion of any such loans would be identical to the private placement units sold in the private placement concurrently with our initial public offering and each such private placement unit would include one-half of a private placement warrant.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses.

Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We registered ethe Class A ordinary shares issuable upon exercise of the warrants in the registration statement related to our initial public offering because the warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of our initial public offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, we have agreed that as soon as practicable, but in no event later than twenty business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable, covering the Class A ordinary shares issuable upon exercise of the warrants, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement. If a registration statement on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable, covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial business combination, warrant holders may, until such time as such a registration statement on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable, is effective and during any period when we will have failed to maintain such an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

In no event will we be required to net cash settle any warrant. In the event that a registration statement on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable, is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons are now, have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons are now, have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any claims or investigations, in which our management team and affiliated companies may become involved, may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contains provisions relating to transfer restrictions of our founder shares and private placement units, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval with our written consent as well as the written consent of the sponsor and our directors and officers to the extent they are the subject of any change, amendment, modification or waiver to the letter agreement. The written consent of Citigroup Global Markets Inc., as the underwriter, will also be required for an amendment of a provision of the letter agreement that subjects the sponsor and our directors and officers to certain of the restrictions included in the underwriting agreement and pursuant to which the sponsor and our officers and directors agree that, subject to certain limited exceptions described in the letter agreement and certain other exceptions described in the underwriting agreement, until 180 days following the pricing of our initial public offering, they will not, without the prior written consent of Citigroup Global Markets Inc., as the underwriter, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, units, warrants, Class A ordinary shares or any other securities convertible into, or exercisable, or exchangeable for, Class A ordinary shares (for more information on the letter agreement in which the transfer restrictions are included and for more information on the limited exceptions to such transfer restrictions, also see “Business—Initial Business Combination”). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. Such transfer restrictions have been amended in connection with business combinations for certain other special purpose acquisition companies.

We may approve an amendment or waiver of the letter agreement that would allow our sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units or membership interests in our sponsor in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination, which may deprive us of key personnel.

We may approve an amendment or waiver of the letter agreement that would allow the sponsor to directly, or members of our sponsor to indirectly, transfer founder shares and private placement units or membership interests in our sponsor in a transaction in which the sponsor removes itself as our sponsor before identifying a business combination (for more information, also see “—Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval”). As a result, there is a risk that our sponsor and our officers and directors may divest their ownership or economic interests in us or in our sponsor, which would likely result in our loss of certain key personnel, including our executive officers. There can be no assurance that any replacement sponsor or key personnel will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past experience or performance by our management team or their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or their affiliates, is presented for informational purposes only. Any past experience of and performance by our management team or their affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any business combination we may consummate. You should not rely on the historical record of our management team or their affiliates or any of their affiliates’ or managed fund’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Act applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see the section in Exhibit 4.5 to this Report under “Certain Differences in Corporate Law.”

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States obtained against us or our directors or officers predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is currently no statutory enforcement or treated between the United States and the Cayman Islands providing for enforcement of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive, given by a court of competent jurisdiction (the courts of the Cayman Islands will apply the rules of Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands. Furthermore, it is uncertain that Cayman Islands courts would enforce: (1) judgments of U.S. courts obtained in actions against us or other persons that are predicated upon the civil liability provisions of the U.S. federal securities laws; or (2) original actions brought against us or other persons predicated upon the Securities Act. Ogier has informed us that there is uncertainty with regard to Cayman Islands law relating to whether a judgment obtained from the U.S. courts under civil liability provisions of the securities laws will be determined by the courts of the Cayman Islands as penal, punitive in nature. A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Since only holders of our founder shares will have the right to vote on the appointment of directors prior to our initial business combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

Only holders of our founder shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

We may be a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a passive foreign investment company (“PFIC”) for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined immediately below) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception from PFIC status may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules. A U.S. Holder is a beneficial owner of our units, Class A ordinary shares or warrants who or that is, for U.S. federal income tax purposes: (i) an individual who is a citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate whose income is subject to U.S. federal income tax regardless of its source; or (iv) a trust, if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the Code) have authority to control all substantial decisions of the trust or (b) it has a valid election in effect under applicable Treasury Regulations to be treated as a U.S. person.

The recent Excise Tax on stock buybacks could be imposed on redemptions of our shares if we were to become a “covered corporation” in the future.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. In April of 2024, the Treasury and the IRS issued proposed Treasury regulations that provide proposed operating rules for the Excise Tax, including rules governing the computation of the Excise Tax, on which taxpayers may rely until the proposed Treasury regulations are finalized, and in June of 2024, the Treasury and IRS issued final Treasury regulations on the reporting and payment (but not the computation) of the Excise Tax. In the proposed Treasury regulations, the Treasury exempts from the Excise Tax any distributions by a covered corporation in the same year it completely liquidates within the meaning of either Section 331 or Section 332(a) (but not both) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), which includes distributions that occur in connection with redemptions. Under the proposed Treasury regulations, the Excise Tax may be applicable to redemptions by a covered corporation in connection with (i) a liquidation that is not a “complete liquidation” within the meaning of either Section 331 or Section 332(a) of the Code, (ii) an extension, depending on the timing of the extension relative to when the covered corporation consummates an initial business combination or liquidates and (iii) an initial business combination, depending on the structure of the initial business combination. Although the proposed Treasury regulations clarify certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear. In addition, although taxpayers generally may rely on the proposed Treasury regulations until they are finalized, there is no assurance that the proposed Treasury regulations will be finalized in their current form, and therefore, the Excise Tax might apply to a future transaction undertaken by us (including after a business combination) in a manner that is different than described in the proposed Treasury regulations.

We are currently not a “covered corporation” for purposes of the Excise Tax. If we were to become a “covered corporation” in the future, whether in connection with the consummation of our initial business combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our shares would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of shares for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of shares, (iii) the structure of our initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of shares and (v) the content of finalized regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder. The imposition of the Excise Tax on us as a result of redemptions by us could, however, reduce the cash available to the target business in connection with our initial business combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in or transfer by way of continuation to a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We currently do not intend to make any cash distributions to shareholders to pay taxes in connection with our initial business combination or thereafter. Accordingly, a shareholder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state and local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination. As a result, the laws of such jurisdiction may govern some or all of our future material agreements, we may not be able to enforce our legal rights and such reincorporation may result in taxes imposed on shareholders and warrant holders.

In connection with our initial business combination and subject to requisite shareholder approval under the Companies Act and our amended and restated memorandum and articles of association, we may relocate the home jurisdiction of our company from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in or transfer by way of continuation to the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our initial business combination or reincorporation may result in taxes imposed on shareholders.

We may, subject to requisite shareholder approval under the Companies Act, effect a business combination with a target company in another jurisdiction, reincorporate in or transfer by way of continuation to the jurisdiction in which the target company or business is located, or reincorporate or transfer by way of continuation to in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay taxes attributable to such income. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If we acquire a non-U.S. target, our results of operations may be negatively impacted because of the costs and difficulties inherent in managing cross-border business operations.

We may pursue a target company with operations or opportunities outside of the United States for our initial business combination. Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

In the event we acquire a non-U.S. target, political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination and subject to requisite shareholder approval under the Companies Act and our amended and restated memorandum and articles of association, we may relocate the home jurisdiction of our company from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

In the event we acquire a non-U.S. target, our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations and therefore, prior to the completion of a business combination, do not have any operations of our own that face cybersecurity threats. Since our initial public offering, our sole business activity has been identifying and evaluation suitable targets for a business combination. Therefore, the Company does not consider that it faces significant cybersecurity risk and has not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors is ultimately responsible for overseeing the Company’s risk management activities in general and will be informed, promptly and as deemed necessary by our management team, of any cybersecurity threats or risks that may arise, cyber incidents and industry trends, including regarding the appropriate disclosure, mitigation, or other response or actions that our board deems appropriate to take. As of the date of this Annual Report, the Company did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy and results of operations. However, any such attack could adversely affect our business. We depend on the digital technologies of third parties and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. A penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. For more information about the cybersecurity risks we face, see the risk factor entitled “Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.” in “Risk Factors—General Risk Factors.”

Item 2. Properties

We currently maintain our executive offices at 4514 Cole Avenue, Suite 1600, Dallas, Texas 75204. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbols “PMTRU,” “PMTR” and “PMTRW,” respectively. Our units commenced public trading on May 13, 2025. Our Class A ordinary shares and warrants included in the public units began separate trading on June 20, 2025 at the option of the holders thereof.

Holders

As of the date of this Annual Report, we had 1 holder of record for our public units, 1 holder of record for our private placement units, 1 holder of record for our publicly held Class A ordinary shares, 5 holders of record for our Class B ordinary shares and 1 holder of record for our public warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination even if we have substantial assets outside the trust account. The payment of cash dividends following the completion of our initial business combination will be within the discretion of our board of directors at such time and will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition at such time. There is no certainty we will be in a position to, or decide to, pay cash dividends after completing any business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends following completion of our initial business combination may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales of Equity Securities

On May 14, 2025, the Company consummated its initial public offering of 24,150,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at $10.00 per Unit, generating gross proceeds of $241,500,000. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-285974). The SEC declared the registration statement effective on May 12, 2025.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated in the Cayman Islands on March 6, 2025, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of our initial public offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 6, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 6, 2025 (inception) through December 31, 2025, we had a net income of $5,307,942, which consists of interest income earned on cash held in the Trust Account of $6,250,518, partially offset by operating costs of $817,836 and compensation expense of $124,740.

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

For the period from March 6, 2025 (inception) through December 31, 2025, cash used in operating activities was $581,331. Net income of $5,307,942 was affected by interest income earned on cash held in the Trust Account of $6,250,518, payment of general and administrative costs through promissory note – related party of $36,220, compensation expense of $124,740, and formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $7,422. Changes in operating assets and liabilities used $192,863 of cash for operating activities.

As of December 31, 2025, we had cash held in the Trust Account of $247,750,518. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $762,932. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial business combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of December 31, 2025, the Company had $483,000 outstanding under the Working Capital Note.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a business combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial business combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. During the year ended December 31, 2025, Management made accounting estimates on public warrants and convertible notes. Accordingly, the actual results could materially differ from those estimates.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are as follows:

NAME	AGE	POSITION
Jordan Blashek	38	Executive Chairman
Josef Valdman	44	Chief Executive Officer and President
Todd Lemkin	49	Chief Investment Officer
Richard Berthy	66	Director
M. Scott Faris	59	Director
Scott Letier	63	Director
Vice Admiral Sean Pybus (ret.)	67	Director
Jack Selby	51	Director

Jordan Blashek has served as our Executive Chairman since March 2025. Mr. Blashek is a General Partner at Overmatch Ventures, an early-stage venture capital firm which invests in deep tech, defense, and space technologies. Previously, Mr. Blashek co-founded America’s Frontier Fund (“AFF”), an early-stage venture capital firm which invests in frontier technologies, with former In-Q-Tel Chief Executive Officer Gilman Louie, with support from former Google CEO Eric Schmidt and Thiel Capital Founder Peter Thiel, in order to invest in the next generation of great American frontier technology companies that are vital to U.S. national security and economic competitiveness. Mr. Blashek served as Managing Partner of AFF from 2021 to 2025. In 2023, AFF created Roadrunner Venture Studios, a venture studio platform based in Albuquerque, New Mexico that incubates and builds new companies out of breakthrough science and technology. In 2017, Mr. Blashek worked with former Google CEO Eric Schmidt to establish Schmidt Futures, a family office venture leveraging technology to solve global challenges. He is also the co-author of the bestselling nonfiction title, Union: A Democrat, a Republican, and a Search for Common Ground, and he serves as President of the AFF Foundation, a charitable initiative of America’s Frontier Fund focused on supporting regional innovation, workforce development, and innovation policy across the United States. From 2009 to 2014, Mr. Blashek joined the United States Marine Corps, serving as an Infantry Officer with two combat tours in the Horn of Africa and Afghanistan. Mr. Blashek received a J.D. from Yale Law School, an M.B.A. from Stanford Graduate School of Business, and an A.B. from Princeton University. We believe Mr. Blashek’s significant experience in national security and defense industries make him well qualified to serve as a member of our board of directors.

Josef Valdman has served as our Chief Executive Officer and President since March 2025. Mr. Valdman is Managing Partner and Founder of Slate Hill Partners, and Partner at NEOS Investments. Prior to founding Slate Hill Partners, Mr. Valdman served as a Head of Product Management at Cadence Capital Management (formerly a subsidiary of Pacific Life) from 2017 to 2020. From 2012 to 2017, he served as Senior Managing Director at Foreside; from 2010 to 2012, he served Vice President at ETF Securities (now WisdomTree) and Head of Business Development at Lumina Fund Management. Mr. Valdman received a B.A. in Liberal Studies from SUNY Purchase.

Todd Lemkin has served as our Chief Investment Officer since April 2025. Mr. Lemkin is the former Chief Investment Officer of Canyon Capital Advisors, a global, alternative investment manager. Mr. Lemkin joined Canyon in 2003, was Chair of the Investment Committee, and a Member of the Firm’s Management Committee. In addition to his investment responsibilities, Mr. Lemkin has been intimately involved in the firm’s product and strategy development during his career. He has investment expertise across a wide variety of industries, asset classes, and geographies, having overseen the firm’s European investment office since 2007, and its Asia investment office since 2015. Mr. Lemkin was charged with developing the Firm’s Risk Management Team, as well as staffing and overseeing its various Trading Desks. Prior to joining Canyon, Mr. Lemkin worked at Scoggin Capital Management, where he focused on analyzing securities of distressed and bankrupt companies. Mr. Lemkin was also an Investment Banker in the Healthcare Group of Banc of America Securities and the Mergers & Acquisitions Group of Lehman Brothers. Mr. Lemkin serves as a member of the Board of Governors of Cedar Sinai Hospital, a Trustee of the UT Southwestern Medical Foundation, a Trustee of the Dallas Museum of Art, a Trustee of the Greenhill School, and a Trustee of the Southern Methodist University’s Meadows School of the Arts. Mr. Lemkin is highly supportive of the military community, and is a Co-Chair of the Dallas Navy SEAL Foundation. Mr. Lemkin received a B.A. in English from the University of California, Berkeley.

Richard Berthy has served on our board of directors since the commencement of trading of the Company’s units on the Nasdaq. Mr. Berthy is Chairman of Big Sky Associates LLC, Chief Executive Officer of Big Sky Treasury Services LLC and President and Owner of BP Financial Corp. From October 2003 to December 2022, Mr. Berthy was the Founder and CEO of Foreside Financial Group, LLC. Mr. Berthy currently serves as the Chairman of the boards of Constant Energy Capital Management, Inc., since February 2017 and Forum Foundation, since June 2017, and Chairman of the board and Compensation Committee member of Akumina, Inc., since July 2018. Mr. Berthy also serves on the boards of Farm to School of Park County, since 2024, Keys to Literacy, LLC, since 2023, Phiphen Studios and FinMason, Inc., since 2021, ONE Group Solutions S.a.r.l., since 2019, Spurwink, since 2017, and Phiphen LLC, since 2016. Since May 2014, Mr. Berthy has also served as President and on the board of Foreside Foundation. Mr. Berthy holds FINRA Series 7, 24, 63, 79, and 99 registrations. Mr. Berthy received a B.S. in Finance and Economics from Miami University. We believe Mr. Berthy’s significant investment experience make him well qualified to serve as a member of our board of directors.

M. Scott Faris has served on our board of directors since the commencement of trading of the Company’s units on the Nasdaq. In April 2024 Mr. Faris founded Eqlipse Quantum, a commercialization accelerator focused on launching and financing transformational dual-use quantum enabled companies for critical defense and intelligence requirements. From October 2021 to April 2024, Mr. Faris served as Chief Executive Officer of Infleqtion (formerly Cold Quanta, Inc.). Since September 2016, Mr. Faris had served as Chief Business Officer of Luminar Technologies, Inc., a leading developer of autonomous vehicle systems technologies including Lidar sensor suites. In June 2013, Mr. Faris founded Aerosonix, Inc. (formerly MicroVapor Devices, LLC), a privately held developer and manufacturer of advanced medical devices and served as its Chief Executive Officer until August 2016 and has served as Chairman of the board of directors since June 2013. In 2002, Mr. Faris also founded the Astralis Group, a strategy advisor that provides consulting to start-up companies and, since 2004, Mr. Faris has served as its Chief Executive Officer. In August 2007, Mr. Faris founded Planar Energy, a company that developed transformational ceramic solid-state battery technology and products and served as its Chief Executive Officer until June 2013. Planar Energy is a spin-out of the U.S. Department of Energy’s National Renewable Energy Laboratory. From October 2004 to June 2007, Mr. Faris was a partner with Corporate IP Ventures (formerly known as MetaTech Ventures), an early-stage venture fund specializing in defense technologies. Mr. Faris also previously served as the Chairman and Chief Executive Officer of Waveguide Solutions, a developer of planar optical light wave circuit and micro system products, and as a director and Chief Operating Officer of Ocean Optics, Inc., a precision-optical-component and fiber-optic-instrument spin-out of the University of South Florida. Mr. Faris was also the founder and Chief Executive Officer of Enterprise Corporation, a technology accelerator, served as a director of the Florida Seed Capital Fund and Technology Commercialization at the Center for Microelectronics Research, and the Chairman of the Metro Orlando EDC. Mr. Faris received a B.S. in Management Information Systems from Penn State University in 1988. We believe Mr. Faris’s significant experience in executive management positions and his background in technology and venture capital make him well qualified to serve as a member of our board of directors.

Scott Letier has served on our board of directors since the commencement of trading of the Company’s units on the Nasdaq. Mr. Letier is the Chief Investment Officer and Managing Director of Deason Capital Management, LLC (“DCS and other Deason family affiliates), the family office for the Deason Family, since July 2014. Prior to joining DCS, Mr. Letier was the Managing Director of JFO Group, LLC, the family office for the Jensen family, from September 2006 to July 2014. Mr. Letier has over 30 years of experience in leadership roles, previously serving as a private equity investment professional and chief financial officer. He began his career in the assurance group at Ernst & Whinney (now Ernst & Young). Mr. Letier has served on numerous boards in the past and currently serves on two other public boards: serving as Chairman of the Board of Directors, chairman of the finance committee and a member of the governance committee of Xerox Holdings, Inc, a print and IT services company, and serving as the chairman of the audit committee and a member of the governance and risk oversight committees of Conduent Incorporated, a provider of business process outsourcing services. Mr. Letier serves on the boards of several private companies, including Gardenuity, Inc., a gardening and wellness focused retailer, where he also serves as Chairman, Colvin Resources Group, a Dallas-based search and staffing firm, and Great American Media Group, LLC the lead investor in partnership with Sony in an entertainment platform with properties in cable TV, fast-channel, and streaming service, Great American Pure Flix, and Terso Solutions, Inc, a manufacturer of secure and temperature controlled enclosures for RFID inventory management. Mr. Letier also serves on the fund advisory boards of Anchor Capital GP, a Dallas-based private equity firm and venture capital fund, Griffis Residential, a Denver-based multi-family real estate management and investment firm, and Willow Hill Partners, LLC, and Dallas based multi strategy investment group. Mr. Letier was recently appointed to the Board of Trustee’s of the Dallas Police and Fire Pension System and previously served on the Board and Executive Committee of the Dallas College Foundation for 21 years. Mr. Letier was formerly a Certified Public Accountant and has a BBA with a concentration in accounting from Southern Methodist University – Cox School of Business. With over 30 years of prior leadership roles and service on other company boards and committees, Mr. Letier brings to the Board expertise relevant to the Company, including significant audit experience and investment and financial expertise gained from serving as a private equity and investment professional and chief financial officer. We believe Mr. Letier’s significant investment and board leadership experience make him well qualified to serve as a member of our board of directors.

Vice Admiral Sean Pybus (ret.) has served on our board of directors since the commencement of trading of the Company’s units on the Nasdaq. VAdm. Pybus is a Consultant at Cubic Corp, an Advisor at Idaho National Lab, and a Consultant at Energy Vietnam. VAdm. Pybus is also a consultant within the Defense and Security sectors and President of Pybus Group LLC. VAdm. Pybus retired from the U.S. Navy after 34 years of service as a Naval Special Warfare SEAL officer with numerous Joint Special Operations duty assignments, and his multiple command tours included units in Panama, Germany, and Bahrain, as well as duty as commodore of NSW Group 1 in San Diego (the U.S. Navy SEAL Schoolhouse). As a flag officer, he served as commander of Special Operations Command Pacific, the Naval Special Warfare Command, and the NATO Special Operations Forces Headquarters. Before retiring, VAdm. Pybus served as deputy commander of U.S. Special Operations Command (USSOCOM). VAdm. Pybus received a Masters in National Security from the Naval War College and a B.A. in Economics from the University of Rochester. We believe VAdm. Pybus’s significant military, strategic planning, global risk assessment, and international security experience make him well qualified to serve as a member of our board of directors.

Jack Selby has served on our board of directors since the commencement of trading of the Company’s units on the Nasdaq. Mr. Selby is a Managing Director at Thiel Capital, the family office of Peter Thiel. Mr. Selby co-founded Clarium Capital Management after selling PayPal (Nasdaq: PYPL) to eBay (Nasdaq: EBAY) in October 2002 for $1.5 billion. At PayPal, Mr. Selby joined as an early employee and later served as a Senior Vice President, overseeing the company’s international and corporate operations. In addition to his responsibilities at Thiel Capital, Mr. Selby is currently a member of the Board of Directors of the Arizona Commerce Authority, a co-host/founder of the Arizona Technology Innovation Summit with Governor Doug Ducey, Chairman of invisionAZ, and Co-founder and member of the Board of Directors for the Wyoming Global Technology Partnership with Governor Mark Gordon. Mr. Selby received a B.A. in Economics from Hamilton College where he is a member of the Board of Trustees. We believe Mr. Selby’s significant investment experience and his background in technology make him well qualified to serve as a member of our board of directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of VAdm. Pybus (ret.) and Mr. Selby, will expire at our first annual general meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Faris and Mr. Letier, will expire at our second annual general meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Blashek and Mr. Berthy, will expire at our third annual general meeting of shareholders.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after the first full fiscal year that the company is in existence. Further, as a Cayman Islands exempted company, there is no requirement under the Companies Act for us to hold annual general meeting or a shareholder meeting to elect directors. We may not hold an annual general meeting of shareholders to elect new directors prior to the consummation of our initial business combination. Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by the vote of a majority of the remaining directors.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Subject to the Companies Act, our board of directors is authorized to appoint persons to the offices of chairman of the board, chief executive officer, chief financial officer, chief business officer, president, vice presidents, secretary, treasurer and any other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our board of directors has determined that Mr. Faris, Mr. Letier, VAdm. Pybus (ret.) and Mr. Selby are “independent directors” as defined in the Nasdaq listing standards and are independent under applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We established an audit committee of the board of directors. Mr. Faris, Mr. Letier and VAdm. Pybus (ret.) serve as members of our audit committee. Our board of directors has determined that each of Mr. Faris, Mr. Letier and VAdm. Pybus is independent. Mr. Letier will serve as the chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Mr. Letier qualifies as “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee will be responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We established a nominating committee of our board of directors. The members of our nominating committee will be Mr. Faris, VAdm. Pybus (ret.) and Mr. Selby, and VAdm. Pybus (ret.) serves as chairman of the nominating committee. Our board of directors has determined that each of Mr. Faris, VAdm. Pybus (ret.) and Mr. Selby is independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee will consider persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee will not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We established a compensation committee of our board of directors. The members of our compensation committee will be Mr. Faris, Mr. Letier, and Mr. Selby, and Mr. Faris will serve as chairman of the compensation committee.

Our board of directors has determined that each of Mr. Faris, Mr. Letier, and Mr. Selby is independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serve, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq. The Clawback Policy is also filed as an exhibit to this Report. The Company believes that it is in the best interests of the Company and its shareholders to create and maintain a culture that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance compensation philosophy. The Company’s board of directors therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that the Company is required to prepare an accounting restatement of its financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by the Company’s Compensation Committee. Any determinations made by the Compensation Committee are final and binding on all affected individuals. The Clawback Policy applies to the Company’s current and former executive officers (as determined by the Compensation Committee in accordance with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq) and such other senior executives or employees who may from time to time be deemed subject to the Clawback Policy by the Compensation Committee.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable Nasdaq requirements. We expect that following the consummation of a business combination, any post-business combination company will adopt an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of the company’s securities by directors, officers and employees, or the company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards in connection with the business combination transaction.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. The full text of our Code of Ethics has been posted on the investor relations section of our website. We intend to disclose future amendments to our Code of Ethics, or any waivers of such policy, on our website or in public filings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2025 there were no delinquent filers, except for one late Form 3 for VAdm. Pybus (ret.) filed on May 28, 2025 with respect to reportable event that occurred on May 12, 2025.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at shareholder meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer or the sponsor shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer or sponsor, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a member of director, officer or sponsor to any other entity. In addition our amended and restated memorandum and articles of association provide that except to the extent expressly assumed by contract, to the fullest extent permitted by law, a director, an officer or the sponsor shall have no duty to communicate or offer any such corporate opportunity us and shall not be liable to us or our shareholders for breach of any fiduciary duty as a shareholder, director and/or officer solely by reason of the fact that such party pursues or acquires such corporate opportunity for itself, himself or herself, directs such corporate opportunity to another person, or does not communicate information regarding such corporate opportunity to us. Except as provided in our amended and restated memorandum and articles of association, to the fullest extent permitted by law, our amended and restated memorandum and articles of association provide that we renounce any interest or expectancy of the company in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for both the company and a director, an officer or the sponsor, about which a director and/or officer acquires knowledge. To the extent a court might hold that the conduct of any activity related to a corporate opportunity that is renounced in our amended and restated memorandum and articles of association to be a breach of duty to the company or our shareholders, we will waive, to the fullest extent permitted by law, any and all claims and causes of action that we may have for such activities. As described in more details under “Business—Other Considerations and Conflicts of Interest,” although affiliates of our directors and officers or entities, to which they have fiduciary obligations, may pursue a similar target universe to us for acquisition or investment opportunities, we anticipate that the specific companies or assets that we may target (e.g. companies in the national security or defense-related industries seeking to go public) will only overlap as appropriate opportunities for such entities and persons due to their investment mandates if such potential targets also desire to enter into other debt or equity transactions with such entities and persons in connection with a going public transaction, which our potential targets may choose to effectuate via a business combination with us or without us via a business combination with a competing special purpose acquisition company or the use of a more traditional initial public offering or direct listing structure. Therefore, we do not expect the fiduciary and contractual duties of our directors, officers, their affiliates and entities, to which they have fiduciary obligations, to materially affect our ability to select an appropriate acquisition target and complete an initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Jordan Blashek	Overwatch Ventures	Investment fund	General Partner
	AFF Foundation	Public Charity	Vice Chair of the Board

Josef Valdman	Slate Hill Partners	Investment company and financial services	Managing Partner and Founder
	Big Sky Associates	Business consulting and services in the defense and national security industry	Managing Director
	NEOS Investments	Investment company	Partner

Todd Lemkin	Canyon Partners, LP	Alternative asset management company	Chief Investment Officer

Richard Berthy	Big Sky Treasury Services	Limited purpose broker-dealer	Chief Executive Officer
	Big Sky Associates	Business consulting and services in the defense and national security industry	Chairman
	Constant Energy Capital Management, Inc.	Home energy company	Chairman of the Board
	Forum Foundation	Community development non-profit	Chairman of the Board
	Akumina, Inc.	Software company	Chairman of the Board and Compensation Committee Member
	Farm to School of Park County	Community non-profit	Board Member
	Phiphen LLC	Movie and game production service	Board Member
	FinMason, Inc.	Investment analytics company	Board Member
	ONE Group Solutions S.a.r.l.	Fund governance solutions provider	Board Member
	Spurwink	Behavioral health and education services	Board Member
	Foreside Foundation	Private foundation	President and Board Member
	Foxtrot	Specialized Palantir partner	Board member

M. Scott Faris	Eqlipse Quantum	Commercialization accelerator	Founder

Scott Letier	Deason Capital Services, LLC	Family office/investment company	Chief Investment Officer and Managing Director
	Xerox Holdings, Inc	Digital print technology company	Chairman of the Board
	Conduent, Inc	Business services provider	Chairman of the Board
	Gardenuity, Inc.	High-tech gardening platform	Chairman of the Board
	Willow Hill Partners, LLC	Asset manager	Advisory Board Member
	Terso Solutions	Mfg of RFID Inventory Management enclosures	Board Member
	Anchor Capital GP	Investment Advisory service	Advisory Board Member
	Colvin Resources Group	Recruiting agency	Board Member
	Griffis Residential	Investment company	Fund Advisory Board Member
	Dallas Police and Fire Pension Fund	Public Pension Fund	Board of Trustees Member
Vice Admiral Sean Pybus (ret.)	Cubic Corp	Defense company	Consultant
	Idaho National Lab	Defense company	Advisor
	Energy Vietnam	Energy company	Consultant

Jack Selby	Thiel Capital	Family office	Managing Director
	Arizona Commerce Authority	Economic development agency	Board Member
	invisionAZ	Tech and innovation company	Chairman of the Board
	Wyoming Global Technology Partnership	Technology company	Co-Founder and Board Member
	Hamilton College	Private liberal arts college	Board of Trustees

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Further, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

●	Our sponsor subscribed for founder shares and has purchased private placement units in a transaction that that closed simultaneously with the closing of our initial public offering. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares included in any private placement units and public shares in connection with (i) the completion of our initial business combination and (ii) in connection with the implementation of, following a shareholder vote to approve, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to (x) the rights of holders of our Class A ordinary shares or (y) pre-initial business combination activity. Additionally, our sponsor and each member of our management team have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and their private placement units if we fail to complete our initial business combination within the required time period. Except as described herein, our sponsor and our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) 180 days after the completion of our initial business combination and (B) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement units (and any private placement share or private placement warrant included in such private placement units) will not be transferable until 30 days following the completion of our initial business combination. Except as described herein, our sponsor, directors and officers also agreed not to transfer any of their securities until 180 days following the date of our initial public offering. For more information on the letter agreement in which the transfer restrictions are included and for more information on the limited exceptions to such transfer restrictions, also see “Business—Initial Business Combination.” Because each of our executive officers and directors own ordinary shares and/or private placement units (including their underlying securities) directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we do not complete our initial business combination within 24 months from the closing of our initial public offering, the founder shares and private placement units held by our initial shareholders may lose most of their value, except to the extent that the founder shares or the Class A ordinary shares included in the private placement units receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Similarly, additional conflicts of interests may arise and incentives may be created to select an acquisition target that subsequently declines in value and is unprofitable for public shareholders instead of not consummating a business combination if (i) after the redemption of public shareholders no assets are available outside of the trust account to repay any loans extended to us by our sponsor, affiliates of our sponsor or our officers and directors and to reimburse our sponsor and others for any out-of-pocket expenses incurred in connection with identifying, investigating and completing an initial business combination or (ii) not consummating a business combination within the allotted time may require service providers to forfeit their fees.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by the company in such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context (except as described herein in a situation where our board is not able to independently determine the fair market value of the target business or businesses). In addition, we may pay our sponsor or any of our officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which we will disclose in the proxy statement filed in connection with our initial business combination. Further, commencing on the date our securities were first listed on the Nasdaq, we also pay our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if the business combination is approved by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of such holders as, being entitled to do so, vote in person or by proxy at a general meeting of the company (and where a poll is taken regard shall be had in computing a majority to the number of votes to which each holder is entitled). In such case, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares included in any private placement units and public shares purchased during or after our initial public offering in favor of our initial business combination (except with respect to any such public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto).

For more information on certain risks and conflicts of interests, please also see “Risk Factors—Risks Relating to our Sponsor and Management Team.”

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect or actual fraud. Accordingly, our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Mr. Faris, Mr. Letier, VAdm. Pybus (ret.) and Mr. Selby, our independent directors, were given an opportunity to make an investment for a non-controlling minority position in our sponsor. The independent directors purchased an aggregate of 90,000 founder shares. Commencing on the date our registration statement in connection with our initial public offering was declared effective through the earlier of consummation of our initial business combination and our liquidation, we have been paying our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, we may pay our sponsor or any of our officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which we will disclose in the proxy statement filed in connection with our initial business combination. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. For more information on our compensation committee, compensation committee interlocks and insider participation and our clawback policy, see “Directors, Executive Officers and Corporate Governance—Compensation Committee Interlocks and Insider Participation” in this Report.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not grant stock options, stock appreciation rights, or similar instruments with option-like features and has no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our executive officers, directors and director nominees that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 24,788,000 Class A ordinary shares (including the sponsor’s private placement shares that are included in the private placement units that it is holding) and 6,037,500 Class B ordinary shares issued and outstanding as of December 31, 2025. Voting power represents the combined voting power of Class A ordinary shares (including the private placement shares included in the private placement units held by the sponsor) and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares (including the private placement shares included in the private placement units held by the sponsor) and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The following table does not reflect record or beneficial ownership of the private placement warrants included in the private placement units held by the sponsor as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Class A ordinary shares		Class B ordinary shares		Ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control(2)
Sponsor and Directors and Officers
Perimeter Acquisition Sponsor LLC (our sponsor) (3)(4)	638,000	2.57%	5,911,500	97.91%	21.25%
Jordan Blashek (3)(4)	-		-	-
Josef Valdman (5)	-		-	-
Todd Lemkin (5)	-		-	-
Richard Berthy (5)	-		-	-
M. Scott Faris	-		28,000	*
Scott Letier	-		42,000	*
Vice Admiral Sean Pybus (ret.)	-		28,000	*
Jack Selby	-		28,000	*
All officers, directors and director nominees as a group (eight individuals)	-	-	126,000	2.09%	*
Other 5% Holders
Harraden Circle Investments, LLC (6)	2,300,498	9.28%			*
Alberta Investment Management Corp (7)	1,500,000	6.05%			*
Magnetar Financial LLC (8)	1,500,000	6.05%			*
Linden Capital L.P. (9)	1,422,950	5.74%			*

*	Less than one percent.

(1)	Unless otherwise noted, the business address of the following entities or individuals is 4514 Cole Avenue, Suite 1600, Dallas, Texas 75204.

(2)	Interests shown consist of founder shares, classified as Class B ordinary shares, and private placement shares included in private placement units. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis (such Class A ordinary share delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination), subject to adjustment pursuant to certain anti-dilution rights, as described in this Annual Report.

(3)	The shares reported above are held in the name of our sponsor, which is organized in Delaware as a limited liability company for the purpose of holding securities in us and providing certain services to us pursuant to the administrative services and indemnification agreement, as further described herein. The managing member of our sponsor is Jordan Blashek. Mr. Blashek may be deemed to have beneficial ownership of the Class B ordinary shares and private placement shares included in the private placement units held by our sponsor, but he disclaims such beneficial ownership except to the extent of such entity’s pecuniary interest therein. Gamma International Bank owns a 45% interest in the founder shares held by the sponsor and a 95% interest in the private placement units held by the sponsor. The ultimate beneficial owners of Gamma International Bank are Santiago Navio Lorence and Jose Javier Tejada Reynoso. The chief executive officer of Gamma International Bank is Manuel Pelayo Troncoso Acebal.

(4)	Includes 638,000 private placement shares included in the private placement units purchased by the sponsor simultaneously with our initial public offering, as further described in this Annual Report.

(5)	Does not include any shares indirectly owned by this individual as a result of his direct or indirect ownership interest in our sponsor. Additionally, Gamma International Bank, Josef Valdman, Jordan Blashek, and Todd Lemkin, or their respective affiliates, own Class A interests in the sponsor, which represent approximately 45%, 30%, 15% and 6%, respectively, of interests representing the founder shares held by the sponsor. In addition, Gamma International Bank, or its affiliates, will own Class B interests in the sponsor, which will represent approximately 95% of interests representing the private placement units held by the sponsor. The remaining Class B interests in the sponsor will be owned by Messrs. Berthy, Blashek, Lemkin and Valdman or their respective affiliates.

(6)	As reported on the Schedule 13G/A filed on February 13, 2026.

(7)	As reported on the Schedule 13G/A filed on May 19, 2025.

(8)	As reported on the Schedule 13G/A filed on August 8, 2025.

(9)	As reported on the Schedule 13G/A filed on May 15, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Founder Shares

On March 7, 2025, Perimeter Acquisition Sponsor LLC paid $25,000 to cover certain expenses on our behalf in exchange for the issuance of 4,312,500 founder shares, or approximately $0.006 per share. Prior to our initial public offering, our sponsor transferred an aggregate of 90,000 of our founder shares to our four independent director nominees at the same per-share purchase price paid by our sponsor. In May 2025, we effected two share capitalizations pursuant to which we issued an additional 1,689,000 founder shares to our sponsor and 36,000 founder shares to our independent director nominees resulting in an aggregate of 6,037,500 founder shares issued and outstanding. In total, after giving effect to the share capitalization, M. Scott Faris received 28,000 founder shares, Scott Letier received 42,000 founder shares, Vice Admiral Sean Pybus (ret.) received 28,000 founder shares and Jack Selby received 28,000 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares (excluding the private placement shares included in the private placement units) upon completion of our initial public offering. The sponsor had agreed to forfeit up to 787,500 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. On May 14, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the initial public offering. As such, the 787,500 founder shares are no longer subject to forfeiture. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Private Placement Units

Simultaneously with the closing of the initial public offering, our sponsor purchased an aggregate of 638,000 private placement units, at a price of $10.00 per private placement unit in a private placement. As such, our sponsor’s interest in this transaction is valued at $6,380,000. The private placement units and their underlying securities may not, subject to certain limited exceptions, be transferred, assigned or sold by their respective holders.

Related Party Loans

On March 7, 2025, our sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the initial public offering pursuant to a promissory note. This loan is non-interest bearing and payable on the earlier of December 31, 2025, or the completion of the initial public offering. On May 14, 2025, we repaid the total outstanding balance of the note amounting to $300,000. Borrowings under the note are no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with our initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans may be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, we may use a portion of the proceeds held outside the trust account or funds from permitted withdrawals to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The private placement units issued upon conversion of any such loans would be identical to the private placement units sold in a private placement concurrently with the initial public offering. As of December 31, 2025, we had no outstanding borrowings under the working capital loans.

On June 23, 2025, we issued an unsecured promissory note in the principal amount of $483,000 to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The working capital note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that the winding up of the company is effective. In the event we consummate our initial business combination, Gamma has the option to convert all or any portion of the principal outstanding under the working capital note into that number of public units equal to the portion of the principal amount of the working capital note being converted divided by $10.00. As of December 31, 2025, $483,000 was outstanding under the working capital note.

Administrative Support Agreement

We entered into an agreement with our sponsor, commencing on May 12, 2025, through the earlier of our consummation of initial business combination and its liquidation, to pay our sponsor an aggregate of $10,000 per month for office space, secretarial and administrative services. As of December 31, 2025, $75,000 was incurred under this agreement and is included in accrued expenses in the accompanying balance sheet.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our board of directors has determined that Mr. Faris, Mr. Letier, VAdm. Pybus (ret.) and Mr. Selby are “independent directors” as defined in the Nasdaq listing standards and are independent under applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from March 6, 2025 (inception) through December 31, 2025, fees for our independent registered public accounting firm were approximately $185,904 for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2025 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from March 6, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from March 6, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from March 6, 2025 (inception) through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 14, 2025)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed on April 18, 2025)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1/A filed on April 18, 2025)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1/A filed on April 18, 2025)

4.4	Warrant Agreement, dated May 12, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 14, 2025)

4.5*	Description of Securities

10.1	Promissory Note, dated as of March 7, 2025, issued to the Sponsor (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed on March 20, 2025)

10.2	Securities Subscription Agreement, dated March 7, 2025, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed on March 20, 2025)

10.3	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1/A filed on April 18, 2025)

10.4	Letter Agreement, dated May 12, 2025, by and among the Company, Perimeter Acquisition Sponsor LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 14, 2025)

10.5	Investment Management Trust Agreement, dated May 12, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 14, 2025)

10.6	Registration Rights Agreement, dated May 12, 2025, by and among the Company, Perimeter Acquisition Sponsor LLC and the other holders named therein (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 14, 2025)

10.7	Private Placement Units Purchase Agreement, dated May 12, 2025, by and between the Company and Perimeter Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 14, 2025)

10.8	Administrative Services and Indemnification Agreement, dated May 12, 2025, by and between the Company and Perimeter Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on May 14, 2025)

10.9	Promissory Note, dated as of June 23, 2025, issued to Gamma Securities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 23, 2025).

14.1*	Form of Code of Ethics

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of the Registrant

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1*	Clawback Policy

99.1*	Audit Committee Charter

99.2*	Compensation Committee Charter

99.3*	Nominating and Corporate Governance Committee Charter

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PERIMETER ACQUISITION CORP. I

March 30, 2026	/s/ Jordan Blashek
	Name:	Jordan Blashek
	Title:	Executive Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jordan Blashek	Executive Chairman	March 30, 2026
Jordan Blashek	(Principal Executive Officer)

/s/ Josef Valdman	Chief Executive Officer and President	March 30, 2026
Josef Valdman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Vice Admiral (ret.) Sean Pybus	Director	March 30, 2026
Vice Admiral (ret.) Sean Pybus

/s/Scott Letier	Director	March 30, 2026
Scott Letier

/s/ Jack Selby	Director	March 30, 2026
Jack Selby

/s/ Scott Faris	Director	March 30, 2026
Scott Faris

/s/ Richard Berthy	Director	March 30, 2026
Richard Berthy

PERIMETER ACQUISITION CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Perimeter Acquisition Corp. I:

Opinion on the Financial Statement

We have audited the accompanying balance sheet of Perimeter Acquisition Corp. I (the “Company”) as of December 31, 2025, the related statement of operations, changes in shareholders’ deficit, and cash flows for the period from March 6, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from March 6, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 30, 2026

PCAOB ID Number 100

PERIMETER ACQUISITION CORP. I

BALANCE SHEET

DECEMBER 31, 2025

Assets:
Current assets
Cash	$762,932
Prepaid expenses	96,328
Total current assets	859,260
Long-term prepaid insurance	33,916
Cash held in Trust Account	247,750,518
Total Assets	$248,643,694

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000
Accrued expenses	291,132
Total current liabilities	366,132
Convertible note - related party	483,000
Deferred underwriting fee	8,452,500
Total Liabilities	9,301,632

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 24,150,000 shares at redemption value of $10.26 per share	247,750,518

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 638,000 shares issued and outstanding (excluding 24,150,000 shares subject to possible redemption)	64
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,037,500 shares issued and outstanding	604
Additional paid-in capital	—
Accumulated deficit	(8,409,124)
Total Shareholders’ Deficit	(8,408,456)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$248,643,694

The accompanying notes are an integral part of the financial statements.

PERIMETER ACQUISITION CORP. I

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 6, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Formation and operating costs	$817,836
Compensation expense	124,740
Loss from operations	(942,576)

OTHER INCOME (EXPENSE)
Interest income earned on cash held in Trust Account	6,250,518
Total other income, net	6,250,518

NET INCOME	$5,307,942

Basic weighted average Class A ordinary shares outstanding	19,086,760
Basic net income per Class A ordinary share	$0.21

Diluted weighted average Class A ordinary shares outstanding	19,086,760
Diluted net income per Class A ordinary share	$0.21

Basic weighted average Class B ordinary shares outstanding (1) (2)	5,838,875
Basic net income per Class B ordinary share	$0.21

Diluted weighted average Class B ordinary shares outstanding (1) (2)	5,951,750
Diluted net income per Class B ordinary share	$0.21

(1)	On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share and per-share data is retroactively presented (Note 4 and Note 6).
(2)	On May 14, 2025, the underwriters exercised their over-allotment in full as part of the closing of the Initial Public Offering. As such, the 787,500 Founder Shares are no longer subject to forfeiture (Note 4).

The accompanying notes are an integral part of these financial statements.

PERIMETER ACQUISITION CORP. I

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 6, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 6, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	6,037,500	604	24,396	—	25,000

Sale of 638,000 Private Placement Units	638,000	64	—	—	6,379,936	—	6,380,000

Fair value of Public Warrants at issuance	—	—	—	—	1,907,850	—	1,907,850

Allocated value of transaction costs to Class A shares	—	—	—	—	(141,108)	—	(141,108)

Share-based compensation to director nominees	—	—	—	—	124,740	—	124,740

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,295,814)	(13,717,066)	(22,012,880)

Net income	—	—	—	—	—	5,307,942	5,307,942

Balance – December 31, 2025	638,000	$64	6,037,500	$604	$—	$(8,409,124)	$(8,408,456)

(1)	On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share and per-share data is retroactively presented (Note 4 and Note 6).
(2)	On May 14, 2025, the underwriters exercised their over-allotment in full as part of the closing of the Initial Public Offering. As such, the 787,500 Founder Shares are no longer subject to forfeiture (Note 4).

The accompanying notes are an integral part of the financial statements.

PERIMETER ACQUISITION CORP. I

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 6, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$5,307,942
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	36,220
Payment of formation costs through issuance of Founder Shares	7,422
Interest income earned on cash held in Trust Account	(6,250,518)
Compensation expense	124,740
Changes in operating assets and liabilities:
Prepaid expenses	(64,353)
Long-term prepaid insurance	(33,916)
Accounts payable and accrued expenses	291,132
Net cash used in operating activities	(581,331)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(241,500,000)
Net cash used in investing activities	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	236,670,000
Proceeds from sale of Private Placement Units	6,380,000
Underwriters’ reimbursement	483,000
Repayment of advances from related party	(388,909)
Repayment of promissory note - related party	(300,000)
Proceeds from convertible promissory note	483,000
Payment of offering costs	(482,828)
Net cash provided by financing activities	242,844,263

Net Change in Cash	762,932
Cash – Beginning of period	—
Cash – End of period	$762,932

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$75,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$17,578
Deferred offering costs paid through promissory note – related party	$231,805
Deferred offering costs paid through advances from related party	$388,909
Prepaid services paid by Sponsor through the promissory note – related party	$31,975
Deferred underwriting fee payable	$8,452,500

The accompanying notes are an integral part of these financial statements.

PERIMETER ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from March 6, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, on May 14, 2025, an amount of $241,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds are initially to be held in cash, including in demand deposit accounts at a bank, or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company have entered into a written letter of intent, confidentially or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had $762,932 in cash and working capital of $493,128.

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

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial Business Combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of December 31, 2025, the Company had $483,000 outstanding under the Working Capital Note.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $762,932 of cash and no cash equivalents as of December 31, 2025.

Cash Held in Trust Account

As of December 31, 2025, substantially all the assets held in the Trust Account were in cash. Interest from the cash held in the Trust Account is included in interest income earned on cash held in Trust Account in the accompanying statement of operations.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Convertible Promissory Note

The Company has not elected to apply the fair value option under ASC 825. The Company assessed the features embedded in in the Promissory Note for bifurcation under ASC 815 and concluded that bifurcation of the embedded features is not required. The value of Promissory Note was determined to be recorded at par value.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the period from March 6, 2025 (inception) through December 31, 2025, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 12,394,000 Class A ordinary shares in the aggregate. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Period from March 6, 2025 (inception) through December 31, 2025
	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$4,064,547	$1,243,395
Denominator:
Basic weighted average shares outstanding	19,086,760	5,838,875
Basic net income per ordinary share	$0.21	$0.21

	For the Period from March 6, 2025 (inception) through December 31, 2025
	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$4,046,224	$1,261,718
Denominator:
Diluted weighted average shares outstanding	19,086,760	5,951,750
Diluted net income per ordinary share	$0.21	$0.21

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(1,907,850)
Public Shares issuance costs	(13,854,512)
Plus:
Accretion of carrying value to redemption value	22,012,880
Class A ordinary shares subject to possible redemption, December 31, 2025	$247,750,518

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

On March 17, 2025, the Sponsor transferred a total of 126,000 Founder Shares to the four independent director nominees for an aggregate consideration of $0.004 per share, or an aggregate total amount of $540. The Founder Shares will automatically be forfeited and be returned to the Sponsor if the holder of such Founder Shares is not a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering. The transfer of the Founder Shares to the independent director nominees are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 126,000 Founder Shares granted to the Company’s independent director nominees on March 17, 2025, was $124,740 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., to be a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering). Thus, the fair value of $124,740 was recorded as compensation expense on May 14, 2025, the date of the Company’s Initial Public Offering. The fair value of the Founder Shares was derived through a third-party valuation in which the stock price of $9.93 was determined using a Monte Carlo simulation as of the expected IPO date, along with a risk free rate of 4.28% and a market adjustment of 10%. As of December 31, 2025, $124,740 of compensation expense is recorded.

Subject to limited exceptions, the initial shareholders will agree not to transfer, assign or sell any Founder Shares until the earlier to occur of (A) 180 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 638,000 Private Placement Units, at a price of $10.00 per Private Placement Unit in a private placement. Such Private Placement Units are identical to the Units sold in the Initial Public Offering. If the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering, any proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Holders of the Private Placement Units have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares included in any Private Placement Units and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the effectiveness of, following a shareholder vote to approve, an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to (x) the rights of holders of the Class A ordinary shares or (y) pre-initial Business Combination activity. The Private Placement Units (including any private placement shares or Private Placement Warrants included in such Private Placement Units) will not be transferable or salable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private Placement Units will be added to the proceeds from the Initial Public Offering to be held in the Trust Account.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of December 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma, which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial Business Combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of December 31, 2025, $483,000 was outstanding under the Working Capital Note.

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on May 12, 2025, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $10,000 per month for office space, secretarial and administrative services. As of December 31, 2025, $75,000 was incurred under this agreement and is included in accrued expenses in the accompanying balance sheet.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The initial shareholders, as the holders of the Founder Shares and Private Placement Units, including from time to time the Public Shares, Private Placement Units that may be issued upon conversion of Working Capital Loans, any private placement shares or Private Placement Warrants included in the Private Placement Units, any Class A ordinary shares issuable upon conversion of Founder Shares or upon exercise of warrants they may hold or acquire, and any warrants, including Private Placement Warrants, that they may hold or acquire, will be entitled to registration rights pursuant to a registration rights agreement to be signed in connection with the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Capital Markets Advisory Services

In connection with the closing of the Company’s Initial Public Offering, the Company paid Gamma Securities LLC, an affiliate of Gamma, an aggregate amount of $483,000 for capital markets consulting and advisory services.

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

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, there were 638,000 Class A ordinary shares issued and outstanding, excluding the 24,150,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, there were 6,037,500 Class B ordinary shares issued and outstanding.

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

Warrants — As of December 31, 2025, there were 12,394,000 Warrants outstanding, including 12,075,000 Public Warrants and 319,000 Private Placement Warrants. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per-share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “— Redemption of warrants when the price per class A ordinary share equals or exceeds $18.00” below.

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

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which is referred to as the 30-day redemption period; and
●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

December 31,
2025
Cash held in Trust Account	$247,750,518
Cash	$762,932
Prepaid expense and prepaid insurance	$130,244

For the Period from March 6, 2025 (inception) through December 31, 2025
Formation and operating costs	$942,576
Interest income earned on cash held in Trust Account	$6,250,518

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Public Offering and eventually a Business Combination within the Completion Window. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income are reported on the statement of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 30, 2026, the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

