Form 10-Q
period 2026-03-31
Perimeter Acquisition Corp. I
filed 2026-05-15
CIK 2061473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-42642

Perimeter Acquisition Corp. I

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1843886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12700 Hillcrest Rd, Suite 125 Dallas, Texas	75230
(Address of principal executive offices)	(Zip Code)

(512) 200-2533

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	PMTRU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	PMTR	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PMTRW	The Nasdaq Stock Market LLC

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

As of May 15, 2026, there were 24,788,000 Class A Ordinary Shares, $0.0001 par value and 6,037,500 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

PERIMETER ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three Months Ended March 31, 2026 and for the Period from March 6, 2025 (Inception) through March 31, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2026 and for the Period from March 6, 2025 (Inception) through March 31, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2026 and for the Period from March 6, 2025 (Inception) through March 31, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PERIMETER ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$503,428	$762,932
Prepaid expenses	167,342	96,328
Total current assets	670,770	859,260
Long-term prepaid insurance	11,305	33,916
Cash held in Trust Account	249,900,633	247,750,518
Total Assets	$250,582,708	$248,643,694

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$75,000
Accrued expenses	748,300	291,132
Total current liabilities	823,300	366,132
Convertible note - related party	483,000	483,000
Deferred underwriting fee	8,452,500	8,452,500
Total Liabilities	9,758,800	9,301,632

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 24,150,000 shares at redemption value of $10.35 and $10.26 per share as of March 31, 2026 and December 31, 2025, respectively	249,900,633	247,750,518

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 638,000 shares issued and outstanding (excluding 24,150,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	64	64
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,037,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025	604	604
Additional paid-in capital	—	—
Accumulated deficit	(9,077,393)	(8,409,124)
Total Shareholders’ Deficit	(9,076,725)	(8,408,456)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$250,582,708	$248,643,694

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Period from March 6, 2025 (Inception) through March 31, 2025
Formation and operating costs	$668,269	$46,095
Loss from operations	(668,269)	(46,095)

OTHER INCOME
Income earned on cash held in Trust Account	2,150,115	—
Total other income	2,150,115	—

NET INCOME (LOSS)	$1,481,846	$(46,095)

Basic weighted average Class A ordinary shares outstanding	24,788,000	—
Basic net income per Class A ordinary share	$0.05	$—

Diluted weighted average Class A ordinary shares outstanding	24,788,000	—
Diluted net income per Class A ordinary share	$0.05	$—

Basic weighted average Class B ordinary shares outstanding (1) (2)	6,037,500	5,250,000
Basic and diluted net income (loss) per Class B ordinary share	$0.05	$(0.01)

Diluted weighted average Class B ordinary shares outstanding (1) (2)	6,037,500	5,250,000
Diluted net income (loss) per Class B ordinary share	$0.05	$(0.01)

(1)	On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share and per share data is retroactively presented (see Note 4 and Note 6).
(2)	On May, 14, 2025, the underwriters exercised their over-allotment in full as part of the closing of the Initial Public Offering. As such, the 787,500 Founder Shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	638,000	$64	6,037,500	$604	$—	$(8,409,124)	$(8,408,456)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,150,115)	(2,150,115)

Net income	—	—	—	—	—	1,481,846	1,481,846

Balance – March 31, 2026	638,000	$64	6,037,500	$604	$—	$(9,077,393)	$(9,076,725)

FOR THE PERIOD FROM MARCH 6, 2025 (INCEPTION) THROUGH MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 6, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	6,037,500	604	24,396	—	25,000

Net loss	—	—	—	—	—	(46,095)	(46,095)

Balance – March 31, 2025	—	$—	6,037,500	$604	$24,396	$(46,095)	$(21,095)

(1)	On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share and per share data is retroactively presented (see Note 4 and Note 6).
(2)	On May, 14, 2025, the underwriters exercised their over-allotment in full as part of the closing of the Initial Public Offering. As such, the 787,500 Founder Shares are no longer subject to forfeiture (See Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Period from March 6, 2025 (Inception) through March 31, 2025
Cash Flows from Operating Activities:
Net income	$1,481,846		$(46,095)
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	—		36,219
Payment of formation costs through issuance of Founder Shares	—		7,422
Interest income earned on cash held in Trust Account	(2,150,115)		—
Changes in operating assets and liabilities:
Prepaid expenses	(71,014)		—
Long-term prepaid insurance	22,611		—
Accounts payable and accrued expenses	457,168		2,454
Net cash used in operating activities	(259,504)		—

Net Change in Cash	(259,504)
Cash – Beginning of period	762,932
Cash – End of period	$503,428	$

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—		$296,420
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—		$17,578
Deferred offering costs paid through promissory note – related party	$—		$88,559
Prepaid services paid by Sponsor through the promissory note – related party	$—		$7,792

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from March 6, 2025 (Inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Company will provide the holders of Public Units (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially valued at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (as defined below). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

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

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $503,428 in cash and working capital deficit of $152,530.

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

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial Business Combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of March 31, 2026, the Company had $483,000 outstanding under the Working Capital Note.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Going Concern,” the Company currently has until May 14, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 14, 2027, assuming all extensions are exercised. Management intends to complete a Business Combination prior to the mandatory liquidation date.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $503,428 and $762,932 of cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were in cash. Interest from the cash held in the Trust Account is included in interest income earned on cash held in Trust Account in the accompanying condensed statements of operations.

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

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the three months ended March 31, 2026, and for the period from March 6, 2025 (Inception) through March 31, 2025, were less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 12,394,000 Class A ordinary shares in the aggregate. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31, 2026		For the Period from March 6, 2025 (Inception) through March 31, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,191,611	$290,235	$—	$(46,095)
Denominator:
Basic and diluted weighted average shares outstanding	24,788,000	6,037,500	—	5,250,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$—	$(0.01)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(1,907,850)
Public Shares issuance costs	(13,854,512)
Plus:
Accretion of carrying value to redemption value	22,012,880
Class A ordinary shares subject to possible redemption, December 31, 2025	$247,750,518
Plus:
Accretion of carrying value to redemption value	2,150,115
Class A ordinary shares subject to possible redemption, March 31, 2026	$249,900,633

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited condensed financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

On March 17, 2025, the Sponsor transferred a total of 126,000 Founder Shares to the four independent director nominees for an aggregate consideration of $0.004 per share, or an aggregate total amount of $540. The Founder Shares will automatically be forfeited and be returned to the Sponsor if the holder of such Founder Shares is not a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering. The transfer of the Founder Shares to the independent director nominees are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 126,000 Founder Shares granted to the Company’s independent director nominees on March 17, 2025, was $124,740 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., to be a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering). Thus, the fair value of $124,740 was recorded as compensation expense on May 14, 2025, the date of the Company’s Initial Public Offering. The fair value of the Founder Shares was derived through a third-party valuation in which the stock price of $9.93 was determined using a Monte Carlo simulation as of the expected IPO date, along with a risk free rate of 4.28% and a market adjustment of 10%. As of March 31, 2026, $0 of compensation expense is recorded.

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

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of March 31, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma, which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial Business Combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of March 31, 2026, $483,000 was outstanding under the Working Capital Note.

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on May 12, 2025, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $10,000 per month for office space, secretarial and administrative services. For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $30,000 and $0, respectively, under this agreement and is included in accrued expenses in the accompanying condensed balance sheets.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Middle East conflicts. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Middle East conflicts and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel, Iran and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Middle East conflicts and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 638,000 Class A ordinary shares issued and outstanding, excluding the 24,150,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 6,037,500 Class B ordinary shares issued and outstanding.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Warrants — As of March 31, 2026, there were 12,394,000 Warrants outstanding, including 12,075,000 Public Warrants and 319,000 Private Placement Warrants. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

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

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash held in Trust Account	$249,900,633	$247,750,518
Cash	$503,428	$762,932
Prepaid expense and long-term prepaid insurance	$178,647	$130,244

	For the Three Months Ended March 31, 2026	For the Period from March 6, 2025 (Inception) through March 31, 2025
Formation and operating costs	$668,269	$46,095
Interest income earned on cash held in Trust Account	$2,150,115	$—

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Public Offering and eventually a Business Combination within the Completion Window. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income are reported on the statements of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through March 31, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 6, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,481,846, which consists of interest income earned on cash held in the Trust Account of $2,150,115, partially offset by operating costs of $668,269.

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

The remaining proceeds from the initial public offering and the Private Placement are held outside the Trust Account, in the cash operating account amounting to $503,428. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial business combination.

For the three months ended March 31, 2026, cash used in operating activities was $259,504. Net income of $1,481,846 was affected by interest income earned on cash held in the Trust Account of $2,150,115. Changes in operating assets and liabilities used $408,765 of cash for operating activities.

As of March 31, 2026, we had cash held in the Trust Account of $249,900,633. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $503,428. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial business combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of March 31, 2026, the Company had $483,000 outstanding under the Working Capital Note.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period (which currently ends on May 14, 2027), then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 14, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. During the quarter ended March 31, 2026, management made accounting estimates on public warrants and convertible notes. Accordingly, the actual results could materially differ from those estimates.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited condensed financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statement.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

Transaction costs amounted to $13,995,620, consisting of $4,347,000 of cash underwriting fee, $8,452,500 of deferred underwriting fee, and other offering costs. The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account, in the cash operating account amounting to $503,428.

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

PERIMETER ACQUISITION CORP. I

Date:	May 15, 2026	By:	/s/ Jordan Blashek
		Name:	Jordan Blashek
		Title:	Executive Chairman
(Principal Executive Officer)

Date:	May 15, 2026	By:	/s/ Josef Valdman
		Name:	Josef Valdman
		Title:	Chief Executive Officer and President
(Principal Financial Officer and Principal Accounting Officer)

