Form 10-Q
period 2026-06-30
Perimeter Acquisition Corp. I
filed 2026-08-13
CIK 2061473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 13, 2026, there were 24,788,000 Class A Ordinary Shares, $0.0001 par value and 6,037,500 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

PERIMETER ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from March 6, 2025 (Inception) Through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from March 6, 2025 (Inception) Through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from March 6, 2025 (Inception) Through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PERIMETER ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$400,309	$762,932
Prepaid expenses	139,995	96,328
Total current assets	540,304	859,260
Long-term prepaid insurance	—	33,916
Cash held in Trust Account	252,066,694	247,750,518
Total Assets	$252,606,998	$248,643,694

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$75,000
Accrued expenses	903,643	291,132
Total current liabilities	903,643	366,132
Convertible note - related party	483,000	483,000
Deferred underwriting fee	8,452,500	8,452,500
Total Liabilities	9,839,143	9,301,632

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 24,150,000 shares at redemption value of $10.44 and $10.26 per share as of June 30, 2026 and December 31, 2025, respectively	252,066,694	247,750,518

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 638,000 shares issued and outstanding (excluding 24,150,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	64	64
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,037,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025	604	604
Additional paid-in capital	—	—
Accumulated deficit	(9,299,507)	(8,409,124)
Total Shareholders’ Deficit	(9,298,839)	(8,408,456)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$252,606,998	$248,643,694

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from March 6, 2025 (Inception) Through June 30,
	2026	2025	2026	2025
Formation and operating costs	$223,667	$421,818	$892,039	$467,913
Loss from operations	(223,667)	(421,818)	(892,039)	(467,913)

OTHER INCOME (EXPENSE)
Interest earned on cash in Operating Bank Account	1,553	—	1,656	—
Interest earned on cash held in Trust Account	2,166,061	1,296,308	4,316,176	1,296,308
Total other income	2,167,614	1,296,308	4,317,832	1,296,308

NET INCOME	$1,943,947	$874,490	$3,425,793	$828,395

Basic weighted average Class A ordinary shares outstanding	24,788,000	12,944,844	24,788,000	10,043,414
Basic net income per Class A ordinary share	$0.06	$0.05	$0.11	$0.05

Diluted weighted average Class A ordinary shares outstanding	24,788,000	12,944,844	24,788,000	10,043,414
Diluted net income per Class A ordinary share	$0.06	$0.05	$0.11	$0.05

Basic weighted average Class B ordinary shares outstanding (1) (2)	6,037,500	5,661,250	6,037,500	5,523,815
Basic net income per Class B ordinary share	$0.06	$0.05	$0.11	$0.05

Diluted weighted average Class B ordinary shares outstanding (1) (2)	6,037,500	5,661,250	6,037,500	5,523,815
Diluted net income per Class B ordinary share	$0.06	$0.05	$0.11	$0.05

(1)	On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share and per share data is retroactively presented (see Note 4 and Note 6).
(2)	On May 14, 2025, the underwriters exercised their over-allotment in full as part of the closing of the Initial Public Offering. As such, the 787,500 Founder Shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	638,000	$64	6,037,500	$604	$—	$(8,409,124)	$(8,408,456)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,150,115)	(2,150,115)

Net income	—	—	—	—	—	1,481,846	1,481,846

Balance – March 31, 2026 (unaudited)	638,000	64	6,037,500	604	—	(9,077,393)	(9,076,725)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,166,061)	(2,166,061)

Net income	—	—	—	—	—	1,943,947	1,943,947

Balance – June 30, 2026 (unaudited)	638,000	$64	6,037,500	$604	$—	$(9,299,507)	$(9,298,839)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM MARCH 6, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 6, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	6,037,500	604	24,396	—	25,000

Net loss	—	—	—	—	—	(46,095)	(46,095)

Balance – March 31, 2025	—	—	6,037,500	604	24,396	(46,095)	(21,095)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,295,814)	(8,762,856)	(17,058,670)

Sale of 638,000 Private Placement Units	638,000	64	—	—	6,379,936	—	6,380,000

Fair Value of Public Warrants at issuance	—	—	—	—	1,907,850	—	1,907,850

Allocated value of transaction costs to Class A shares	—	—	—	—	(141,108)	—	(141,108)

Share-based compensation to director nominees	—	—	—	—	124,740	—	124,740

Net income	—	—	—	—	—	874,490	874,490

Balance – June 30, 2025	638,000	$64	6,037,500	$604	$—	$(7,934,461)	$(7,933,793)

(1)	On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share and per share data is retroactively presented (see Note 4 and Note 6).
(2)	On May 14, 2025, the underwriters exercised their over-allotment in full as part of the closing of the Initial Public Offering. As such, the 787,500 Founder Shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Period from March 6, 2025 (Inception) Through June 30, 2025
Cash Flows from Operating Activities:
Net income	$3,425,793	$828,395
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note - related party	—	36,220
Payment of formation costs through issuance of Founder Shares	—	7,422
Interest earned on cash held in Trust Account	(4,316,176)	(1,296,308)
Compensation expense	—	124,740
Changes in operating assets and liabilities:
Prepaid expenses	(43,667)	(86,136)
Long-term prepaid insurance	33,916	(79,136)
Accounts payable and accrued expenses	537,511	142,379
Net cash used in operating activities	(362,623)	(322,424)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(241,500,000)
Net cash used in investing activities	—	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	236,670,000
Proceeds from sale of Private Placement Units	—	6,380,000
Underwriters’ reimbursement	—	483,000
Due to Sponsor	—	7,928
Repayment of advances from related party	—	(388,909)
Repayment of promissory note - related party	—	(300,000)
Proceeds from convertible promissory note	—	483,000
Payment of offering costs	—	(457,475)
Net cash provided by financing activities	—	242,877,544

Net Change in Cash	(362,623)	1,055,120
Cash - Beginning of period	762,932	—
Cash - End of period	$400,309	$1,055,120

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$(75,000)	$100,353
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$17,578
Deferred offering costs paid through promissory note – related party	$—	$231,805
Deferred offering costs paid through advances from related party	$—	$388,909
Prepaid services paid by Sponsor through the promissory note – related party	$—	$31,975
Deferred underwriting fee payable	$—	$8,452,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from March 6, 2025 (Inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of Units (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially valued at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (as defined below). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

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

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 30, 2026. The balance sheet as of December 31, 2025 was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The interim results for the three months ended June 30, 2026 and 2025, for the six months ended June 30, 2026 and for the period from March 6, 2025 (Inception) through June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $400,309 in cash and working capital deficit of $363,339.

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

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial Business Combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of June 30, 2026, the Company had $483,000 outstanding under the Working Capital Note.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 205-40, “Going Concern,” the Company currently has until May 14, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 14, 2027. Management intends to complete a Business Combination prior to the mandatory liquidation date.

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

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $400,309 and $762,932 of cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were in cash. Interest from the cash held in the Trust Account is included in interest earned on cash held in Trust Account in the accompanying condensed statements of operations.

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

Offering Costs

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Convertible Promissory Note

The Company has not elected to apply the fair value option under ASC 825. The Company assessed the features embedded in the Promissory Note for bifurcation under ASC 815 and concluded that bifurcation of the embedded features is not required. The value of Promissory Note was determined to be recorded at par value.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the three months ended June 30, 2026 and 2025, for the six months ended June 30, 2026 and for the period from March 6, 2025 (Inception) through June 30, 2025, were less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 12,394,000 Class A ordinary shares in the aggregate. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,		For the Period from March 6, 2025 (Inception) Through June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,563,204	$380,743	$608,410	$266,080	$2,754,815	$670,978	$534,451	$293,944
Denominator:
Basic and diluted weighted average shares outstanding	24,788,000	6,037,500	12,944,844	5,661,250	24,788,000	6,037,500	10,043,414	5,523,815
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.05	$0.05	$0.11	$0.11	$0.05	$0.05

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering Units and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(1,907,850)
Public Shares issuance costs	(13,854,512)
Plus:
Accretion of carrying value to redemption value	22,012,880
Class A ordinary shares subject to possible redemption, December 31, 2025	$247,750,518
Plus:
Accretion of carrying value to redemption value	2,150,115
Class A ordinary shares subject to possible redemption, March 31, 2026	$249,900,633
Plus:
Accretion of carrying value to redemption value	2,166,061
Class A ordinary shares subject to possible redemption, June 30, 2026	$252,066,694

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Revision of previously Filed Financials

The Company has revised the presentation of Statements of Operations in respect to Compensation Expenses. For the Three months ended June 30, 2025, and for the Period from March 6, 2025 (inception) through June 30, 2025, the Company has consolidated compensation expenses of $124,740 to formation and operating cost. There have been no other changes or accounting impacts to the Financials.

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

On March 17, 2025, the Sponsor transferred a total of 126,000 Founder Shares to the four independent director nominees for an aggregate consideration of $0.004 per share, or an aggregate total amount of $504. The Founder Shares will automatically be forfeited and be returned to the Sponsor if the holder of such Founder Shares is not a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering. The transfer of the Founder Shares to the independent director nominees are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 126,000 Founder Shares granted to the Company’s independent director nominees on March 17, 2025, was $124,740 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., to be a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering). Thus, the fair value of $124,740 was recorded as compensation expense on May 14, 2025, the date of the Company’s Initial Public Offering. The fair value of the Founder Shares was derived through a third-party valuation in which the stock price of $9.93 was determined using a Monte Carlo simulation as of the expected IPO date, along with a risk free rate of 4.28% and a market adjustment of 10%. As of June 30, 2026, $0 of compensation expense is recorded.

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

JUNE 30, 2026

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

Related Party Loans

On March 7, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2025, or the completion of the Initial Public Offering. On May 14, 2025, the Company repaid the total outstanding balance of the Note amounting to $300,000. Borrowings under the Note are no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma, which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial Business Combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of June 30, 2026 and December 31, 2025, $483,000 was outstanding under the Working Capital Note.

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on May 12, 2025, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $10,000 per month for office space, secretarial and administrative services. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000, respectively. For the three months ended June 30, 2025 and for the period from March 6, 2025 (Inception) through June 30, 2025, $15,000 was incurred under this agreement and is included in accrued expenses in the accompanying condensed balance sheet.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 638,000 Class A ordinary shares issued and outstanding, excluding the 24,150,000 shares subject to possible redemption.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 6,037,500 Class B ordinary shares issued and outstanding.

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 12,394,000 Warrants outstanding, including 12,075,000 Public Warrants and 319,000 Private Placement Warrants. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

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

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

	June 30, 2026	December 31, 2025
Cash held in Trust Account	$252,066,694	$247,750,518
Cash	$400,309	$762,932
Prepaid expense and long-term prepaid insurance	$139,995	$130,244

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from March 6, 2025 (Inception) Through June 30,
	2026	2025	2026	2025
Formation and operating costs	$223,667	$421,818	$892,039	$467,913
Interest earned on cash held in Operating Bank Account	$1,553	$—	$1,656	$—
Interest earned on cash held in Trust Account	$2,166,061	$1,296,308	$4,316,176	$1,296,308

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income are reported on the statements of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 6, 2025 (Inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,943,947, which consists of interest earned on cash held in Trust Account of $2,166,061 and interest earned on cash held in Operating Bank Account of $1,553, partially offset by operating costs of $223,667.

For the three months ended June 30, 2025, we had a net income of $874,490, which consists of interest earned on cash held in Trust Account of $1,296,308, partially offset by operating costs of $421,818.

For the six months ended June 30, 2026, we had a net income of $3,425,793, which consists of interest earned on cash held in Trust Account of $4,316,176 and interest earned on cash held in Operating Bank Account of $1,656, partially offset by operating costs of $892,039.

For the period from March 6, 2025 (Inception) through June 30, 2025, we had a net income of $828,395, which consists of interest earned on cash held in Trust Account of $1,296,308, partially offset by operating costs of $467,913.

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

For the six months ended June 30, 2026, cash used in operating activities was $362,623. Net income of $3,425,793 was affected by interest earned on cash held in Trust Account of $4,316,176. Changes in operating assets and liabilities provided $527,760 of cash for operating activities.

For the period from March 6, 2025 (Inception) through June 30, 2025, cash used in operating activities was $322,424. Net income of $828,395 was affected by interest earned on cash held in Trust Account of $1,296,308, payment of general and administrative costs through promissory note – related party of $36,220, and formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $7,422. Changes in operating assets and liabilities used $101,847 of cash for operating activities.

As of June 30, 2026, we had cash held in Trust Account of $252,066,694. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $400,309. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial business combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of June 30, 2026, the Company had $483,000 outstanding under the Working Capital Note.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. As of the date of the initial public offering, management made accounting estimates on public warrants and convertible notes. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, management did not have any additional critical accounting estimates to disclose.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

PERIMETER ACQUISITION CORP. I

Date:	August 13, 2026	By:	/s/ Jordan Blashek
		Name:	Jordan Blashek
		Title:	Executive Chairman
(Principal Executive Officer)

Date:	August 13, 2026	By:	/s/ Josef Valdman
		Name:	Josef Valdman
		Title:	Chief Executive Officer and President
(Principal Financial Officer and Principal Accounting Officer)

