Form 10-Q
period 2026-09-30
Perimeter Acquisition Corp. I
filed 2026-11-13
CIK 2061473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026, there were 24,788,000 Class A Ordinary Shares, $0.0001 par value and 6,037,500 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

PERIMETER ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from March 6, 2025 (Inception) Through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from March 6, 2025 (Inception) Through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from March 6, 2025 (Inception) Through September 30, 2025 (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PERIMETER ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$259,758	$762,932
Prepaid expenses	89,317	96,328
Total current assets	349,075	859,260
Long-term prepaid insurance	—	33,916
Cash and investments held in Trust Account	254,307,451	247,750,518
Total Assets	$254,656,526	$248,643,694

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$75,000
Accounts payable and accrued expenses	1,495,682	291,132
Total current liabilities	1,495,682	366,132
Convertible note - related party	483,000	483,000
Deferred underwriting fee	8,452,500	8,452,500
Total Liabilities	10,431,182	9,301,632

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 24,150,000 shares at redemption value of $10.53 and $10.26 per share as of September 30, 2026 and December 31, 2025, respectively	254,307,451	247,750,518

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 638,000 shares issued and outstanding (excluding 24,150,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	64	64
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,037,500 shares issued and outstanding as of September 30, 2026 and December 31, 2025	604	604
Additional paid-in capital	—	—
Accumulated deficit	(10,082,775)	(8,409,124)
Total Shareholders’ Deficit	(10,082,107)	(8,408,456)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$254,656,526	$248,643,694

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from March 6, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
Formation and operating costs	$783,733	$273,302	$1,675,772	$741,215
Loss from operations	(783,733)	(273,302)	(1,675,772)	(741,215)

OTHER INCOME (EXPENSE)
Interest earned on cash in Operating Bank Account	465	—	2,121	—
Interest earned on cash and investments held in Trust Account	2,240,757	2,569,088	6,556,933	3,865,396
Total other income	2,241,222	2,569,088	6,559,054	3,865,396

NET INCOME	$1,457,489	$2,295,786	$4,883,282	$3,124,181

Basic weighted average Class A ordinary shares outstanding	24,788,000	24,788,000	24,788,000	16,565,058
Basic net income per Class A ordinary share	$0.05	$0.07	$0.16	$0.14

Diluted weighted average Class A ordinary shares outstanding	24,788,000	24,788,000	24,788,000	16,565,058
Diluted net income per Class A ordinary share	$0.05	$0.07	$0.16	$0.14

Basic weighted average Class B ordinary shares outstanding (1) (2)	6,037,500	6,037,500	6,037,500	5,751,022
Basic net income per Class B ordinary share	$0.05	$0.07	$0.16	$0.14

Diluted weighted average Class B ordinary shares outstanding (1) (2)	6,037,500	6,037,500	6,037,500	6,008,474
Diluted net income per Class B ordinary share	$0.05	$0.07	$0.16	$0.14

(1)	On May 2, 2025, and on May 12, 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,725,000 Founder Shares to the Sponsor and the independent director nominees for no additional consideration, resulting in an aggregate of 6,037,500 Founder Shares issued and outstanding. All share and per share data is retroactively presented (see Note 4 and Note 6).
(2)	On May 14, 2025, the underwriters exercised their over-allotment in full as part of the closing of the Initial Public Offering. As such, the 787,500 Founder Shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	638,000	$64	6,037,500	$604	$—	$(8,409,124)	$(8,408,456)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,150,115)	(2,150,115)

Net income	—	—	—	—	—	1,481,846	1,481,846

Balance – March 31, 2026 (unaudited)	638,000	64	6,037,500	604	—	(9,077,393)	(9,076,725)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,166,061)	(2,166,061)

Net income	—	—	—	—	—	1,943,947	1,943,947

Balance – June 30, 2026 (unaudited)	638,000	64	6,037,500	604	—	(9,299,507)	(9,298,839)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,240,757)	(2,240,757)

Net income	—	—	—	—	—	1,457,489	1,457,489

Balance – September 30, 2026 (unaudited)	638,000	$64	6,037,500	$604	$—	$(10,082,775)	$(10,082,107)

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

PERIMETER ACQUISITION CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from March 6, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income	$4,883,282	$3,124,181
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note - related party	—	36,220
Payment of formation costs through issuance of Founder Shares	—	7,422
Interest earned on cash and investments held in Trust Account	(6,556,933)	(3,865,396)
Compensation expense	—	124,740
Changes in operating assets and liabilities:
Prepaid expenses	7,011	(96,722)
Long-term prepaid insurance	33,916	(56,526)
Accounts payable and accrued expenses	1,204,550	228,554
Net cash used in operating activities	(428,174)	(497,527)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(241,500,000)
Net cash used in investing activities	—	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	236,670,000
Proceeds from sale of Private Placement Units	—	6,380,000
Underwriters’ reimbursement	—	483,000
Repayment of advances from Sponsor	—	(388,909)
Repayment of promissory note - related party	—	(300,000)
Proceeds from convertible promissory note	—	483,000
Payment of offering costs	(75,000)	(482,828)
Net cash (used in) provided by financing activities	(75,000)	242,844,263

Net Change in Cash	(503,174)	846,736
Cash - Beginning of period	762,932	—
Cash - End of period	$259,758	$846,736

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$75,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$17,578
Deferred offering costs paid through promissory note – related party	$—	$231,805
Deferred offering costs paid through advances from Sponsor	$—	$388,909
Prepaid services paid by Sponsor through the promissory note – related party	$—	$31,975
Deferred underwriting fee payable	$—	$8,452,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Perimeter Acquisition Corp. I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has engaged discussions with potential Business Combination targets; however, as of the date of this Quarterly Report, the Company has not entered into a definitive agreement with respect to an initial Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from March 6, 2025 (Inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and efforts in identifying a target to consummate an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of Units (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially valued at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company as permitted under the trust agreement governing the Trust Account (“Permitted Withdrawals”)). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 30, 2026. The balance sheet as of December 31, 2025 was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The interim results for the three months ended September 30, 2026 and 2025, for the nine months ended September 30, 2026 and for the period from March 6, 2025 (Inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $259,758 in cash and working capital deficit of $1,146,607.

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

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial Business Combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of September 30, 2026, the Company had $483,000 outstanding under the Working Capital Note.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $259,758 and $762,932 of cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in a money market fund that invests in U.S. Treasury securities. The Company’s investments held in the Trust Account are presented on the condensed balance sheets at fair value (see Note 7). Interest from the cash held in the Trust Account is included in interest earned on cash held in the Trust Account in the accompanying condensed statements of operations.

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

SEPTEMBER 30, 2026

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the three months ended September 30, 2026 and 2025, for the nine months ended September 30, 2026 and for the period from March 6, 2025 (Inception) through September 30, 2025, were less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 12,394,000 Class A ordinary shares in the aggregate. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented. For the period from March 6, 2025 (Inception) through September 30, 2025, the diluted weighted average Class B ordinary shares include the 787,500 Founder Shares that were subject to forfeiture until the underwriters exercised their over-allotment option in full on May 14, 2025, which shares are excluded from the basic weighted average Class B ordinary shares for the period prior to that date. The resulting difference in the allocation of net income did not change the per-share amounts.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from March 6, 2025 (Inception) Through September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,172,024	$285,465	$1,846,132	$449,654	$3,926,840	$956,442	$2,319,056	$805,125
Denominator:
Basic weighted average shares outstanding	24,788,000	6,037,500	24,788,000	6,037,500	24,788,000	6,037,500	16,565,058	5,751,022
Basic net income per ordinary share	$0.05	$0.05	$0.07	$0.07	$0.16	$0.16	$0.14	$0.14
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,172,024	$285,465	$1,846,132	$449,654	$3,926,840	$956,442	$2,292,607	$831,574
Denominator:
Diluted weighted average shares outstanding	24,788,000	6,037,500	24,788,000	6,037,500	24,788,000	6,037,500	16,565,058	6,008,474
Diluted net income per ordinary share	$0.05	$0.05	$0.07	$0.07	$0.16	$0.16	$0.14	$0.14

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

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(1,907,850)
Public Shares issuance costs	(13,854,512)
Plus:
Accretion of carrying value to redemption value	22,012,880
Class A ordinary shares subject to possible redemption, December 31, 2025	$247,750,518
Plus:
Accretion of carrying value to redemption value	2,150,115
Class A ordinary shares subject to possible redemption, March 31, 2026	$249,900,633
Plus:
Accretion of carrying value to redemption value	2,166,061
Class A ordinary shares subject to possible redemption, June 30, 2026	$252,066,694
Plus:
Accretion of carrying value to redemption value	2,240,757
Class A ordinary shares subject to possible redemption, September 30, 2026	$254,307,451

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

Revision of previously Filed Financials

The Company has revised the presentation of Statements of Operations in respect to Compensation Expenses. For the Period from March 6, 2025 (inception) through September 30, 2025, the Company has consolidated compensation expenses of $124,740 to formation and operating cost. There have been no other changes or accounting impacts to the Financials.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the applicability of Topic 270, the form and content of interim financial statements and notes, and the interim disclosures required, and establishes a principle requiring disclosure of events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On March 17, 2025, the Sponsor transferred a total of 126,000 Founder Shares to the four independent director nominees for an aggregate consideration of $0.004 per share, or an aggregate total amount of $504. The Founder Shares will automatically be forfeited and be returned to the Sponsor if the holder of such Founder Shares is not a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering. The transfer of the Founder Shares to the independent director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 126,000 Founder Shares granted to the Company’s independent director nominees on March 17, 2025, was $124,740 or $0.99 per share. The Founder Shares were granted subject to a performance condition (i.e., to be a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering). Thus, the fair value of $124,740 was recorded as compensation expense on May 14, 2025, the date of the Company’s Initial Public Offering. The fair value of the Founder Shares was derived through a third-party valuation in which the stock price of $9.93 was determined using a Monte Carlo simulation as of the expected IPO date, along with a risk free rate of 4.28% and a market adjustment of 10%. As of September 30, 2026, $0 of compensation expense is recorded.

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

SEPTEMBER 30, 2026

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

In addition, prior to the closing of the Initial Public Offering, the Sponsor advanced funds to the Company to pay offering costs in excess of the amount available under the Note, including the $483,000 paid to Gamma Securities LLC for capital markets advisory services. The advances were non-interest bearing. On May 14, 2025, the Company repaid the advances from the Sponsor of $388,909 from the proceeds of the sale of the Private Placement Units. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under such advances.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma, which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial Business Combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of September 30, 2026 and December 31, 2025, $483,000 was outstanding under the Working Capital Note.

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on May 12, 2025, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $10,000 per month for office space, secretarial and administrative services. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000, respectively. For the three months ended September 30, 2025 and for the period from March 6, 2025 (Inception) through September 30, 2025, the Company incurred $30,000 and $45,000, respectively, under this agreement. As of September 30, 2026 and December 31, 2025, $165,000 and $75,000, respectively, was included in accrued expenses in the accompanying condensed balance sheets.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The initial shareholders, as the holders of the Founder Shares and Private Placement Units, including from time to time the Public Shares, Private Placement Units that may be issued upon conversion of Working Capital Loans, any private placement shares or Private Placement Warrants included in the Private Placement Units, any Class A ordinary shares issuable upon conversion of Founder Shares or upon exercise of warrants they may hold or acquire, and any warrants, including Private Placement Warrants, that they may hold or acquire, are entitled to registration rights pursuant to a registration rights agreement entered into on May 12, 2025 in connection with the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 638,000 Class A ordinary shares issued and outstanding, excluding the 24,150,000 shares subject to possible redemption.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 6,037,500 Class B ordinary shares issued and outstanding.

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

Warrants — As of September 30, 2026 and December 31, 2025, there were 12,394,000 Warrants outstanding, including 12,075,000 Public Warrants and 319,000 Private Placement Warrants. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

PERIMETER ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2026	December 31, 2025
Investments held in Trust Account (Level 1)	$254,307,451	$247,750,518

The investments held in the Trust Account consist of a money market fund that invests in U.S. Treasury securities, which is classified within Level 1 of the fair value hierarchy because its fair value is based on quoted prices (net asset value) in an active market. There were no transfers between levels of the fair value hierarchy during the periods presented.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash and investments held in Trust Account	$254,307,451	$247,750,518
Cash	$259,758	$762,932
Prepaid expense and long-term prepaid insurance	$89,317	$130,244

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from March 6, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
Formation and operating costs	$783,733	$273,302	$1,675,772	$741,215
Interest earned on cash held in Operating Bank Account	$465	$—	$2,121	$—
Interest earned on cash and investments held in Trust Account	$2,240,757	$2,569,088	$6,556,933	$3,865,396

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Company’s initial Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the Company may not be able to complete an initial Business Combination within the Combination Period. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 6, 2025 (Inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,457,489, which consists of interest earned on cash and investments held in the Trust Account of $2,240,757 and interest earned on cash held in Operating Bank Account of $465, partially offset by operating costs of $783,733.

For the three months ended September 30, 2025, we had a net income of $2,295,786, which consists of interest earned on cash and investments held in the Trust Account of $2,569,088, partially offset by operating costs of $273,302.

For the nine months ended September 30, 2026, we had a net income of $4,883,282, which consists of interest earned on cash and investments held in the Trust Account of $6,556,933 and interest earned on cash held in Operating Bank Account of $2,121, partially offset by operating costs of $1,675,772.

For the period from March 6, 2025 (Inception) through September 30, 2025, we had a net income of $3,124,181, which consists of interest earned on cash and investments held in the Trust Account of $3,865,396, partially offset by operating costs of $741,215.

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

The remaining proceeds from the initial public offering and the Private Placement are held outside the Trust Account, in the cash operating account amounting to $259,758 as of September 30, 2026. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial business combination.

For the nine months ended September 30, 2026, cash used in operating activities was $428,174. Net income of $4,883,282 was affected by interest earned on cash and investments held in the Trust Account of $6,556,933. Changes in operating assets and liabilities provided $1,245,477 of cash for operating activities. Cash used in financing activities of $75,000 consisted of the payment of offering costs.

For the period from March 6, 2025 (Inception) through September 30, 2025, cash used in operating activities was $497,527. Net income of $3,124,181 was affected by interest earned on cash and investments held in the Trust Account of $3,865,396, payment of general and administrative costs through promissory note – related party of $36,220, compensation expense of $124,740, and formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $7,422. Changes in operating assets and liabilities provided $75,306 of cash for operating activities.

As of September 30, 2026, we had cash and investments held in the Trust Account of $254,307,451. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $259,758. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On June 23, 2025, the Company issued an unsecured promissory note in the principal amount of $483,000 (the “Working Capital Note”) to Gamma Securities LLC, an affiliate of Gamma International Bank, Inc. (“Gamma”), which was funded in its entirety by Gamma. The Working Capital Note does not bear interest, and the principal balance will be payable on the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. In the event the Company consummates its initial business combination, Gamma has the option to convert all or any portion of the principal outstanding under the Working Capital Note into that number of Units equal to the portion of the principal amount of the Working Capital Note being converted divided by $10.00. As of September 30, 2026, the Company had $483,000 outstanding under the Working Capital Note.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. As of the date of the initial public offering, management made accounting estimates on public warrants and convertible notes. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, management did not have any additional critical accounting estimates to disclose.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the applicability of Topic 270, the form and content of interim financial statements and notes, and the interim disclosures required, and establishes a principle requiring disclosure of events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 30, 2026. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

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

Use of Proceeds

Following the closing of our Initial Public Offering on May 14, 2025, a total of $241,500,000 (which amount includes $8,452,500 of deferred underwriting commissions) was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Transaction costs amounted to $13,995,620, consisting of $4,347,000 of cash underwriting fee (net of $483,000 underwriters’ reimbursement), $8,452,500 of deferred underwriting fee, and $1,196,120 of other offering costs. The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account, in the cash operating account amounting to $259,758 as of September 30, 2026.

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

PERIMETER ACQUISITION CORP. I

Date: November 13, 2026	By:	/s/ Jordan Blashek
	Name:	Jordan Blashek
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Josef Valdman
	Name:	Josef Valdman
	Title:	Chief Executive Officer and President
(Principal Financial Officer and Principal Accounting Officer)

